Form 10-Q
period 2014-03-31
Egalet Corp
filed 2014-05-15
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Registrant’s telephone number, including area code: (610) 833-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value                                 Shares outstanding as of May 15, 2014: 17,258,663

On November 26, 2013, Egalet Corporation (the “Company”) acquired all of the outstanding shares of Egalet Limited (“Egalet UK”). As a result, Egalet UK became a wholly-owned subsidiary of the Company, and the former shareholders of Egalet UK received shares of the Company (the “Share Exchange”). Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Egalet,” “we,” “us,” “our,” “our company” and “our business” refers to the Company for all periods subsequent to the Share Exchange, and to Egalet UK for all periods prior to the Share Exchange. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2014.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	March 31, 2014
		(unaudited)
Assets
Current assets:
Cash	$15,700,000	$77,450,000
Related party receivable	—	141,000
Prepaid expenses	1,774,000	659,000
Other receivables	231,000	231,000
Total current assets	17,705,000	78,481,000
Property and equipment, net	2,378,000	2,292,000
Intangible asset	209,000	209,000
Deposits and other assets	71,000	182,000
Total assets	$20,363,000	$81,164,000
Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity

Current liabilities:
Related party senior convertible debt, net of discount	$17,209,000	$—
Accounts payable	1,046,000	1,378,000
Accrued expenses	1,755,000	680,000
Deferred revenue	—	551,000
Other current liabilities	55,000	80,000
Total current liabilities	20,065,000	2,689,000
Deferred income tax liability	22,000	21,000
Deferred revenue — non-current portion	10,149,000	9,334,000
Total liabilities	30,236,000	12,044,000

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock:
Redeemable convertible Series A-1 preferred stock—$0.01 par value; 1,406,894 shares and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	1,443,000	—
Redeemable convertible Series A-2 preferred stock—$0.01 par value; 593,106 shares and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	770,000	—
Redeemable convertible Series B preferred stock—$0.01 par value; 2,327,301 shares and 0 shares issued and outstanding at December 31, 2013 and 2014, respectively	12,628,000	—
Redeemable convertible Series B-1 preferred stock—$0.01 par value; 113,916 shares and 0 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	116,000	—
Total redeemable convertible preferred stock	14,957,000	—

Stockholders’ (deficit) equity:
Common stock—$0.01 par value and $0.001 par value at December 31, 2013 and March 31, 2014, respectively; 75,000,000 shares authorized at March 31, 2014; 1,292,307 and 17,000,863 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	13,000	17,000
Additional paid-in capital	7,431,000	114,189,000
Accumulated other comprehensive income	1,125,000	1,229,000
Accumulated deficit	(33,399,000)	(46,315,000)
Total stockholders’ (deficit) equity	(24,830,000)	69,120,000
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$20,363,000	$81,164,000

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2014
Related party revenues	$—	$256,000

Operating expenses:
General and administrative	855,000	3,269,000
Research and development	963,000	2,780,000
Total operating expenses	1,818,000	6,049,000
Loss from operations	(1,818,000)	(5,793,000)

Other (income) expense:
Interest expense	—	7,092,000
Gain on foreign currency exchange	(22,000)	(4,000)
	(22,000)	7,088,000
Loss before provision for income taxes	(1,796,000)	(12,881,000)
Provision for income taxes	—	35,000
Net loss	$(1,796,000)	$(12,916,000)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.39)	$(1.34)
Weighted average shares outstanding, basic and diluted	1,292,307	9,638,260

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2013	2014
Net loss	$(1,796,000)	$(12,916,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	(55,000)	104,000
Comprehensive loss	$(1,851,000)	$(12,812,000)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

For the Three Months Ended March 31, 2014

(unaudited)

										Stockholders’ (Deficit) Equity
	Redeemable Convertible Preferred Stock									Common Stock
	Series A-1		Series A-2		Series B		Series B-1				$0.001	Additional		Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance, December 31, 2013	1,406,894	$1,443,000	593,106	$770,000	2,327,301	$12,628,000	113,916	$116,000	$14,957,000	1,292,307	$13,000	$7,431,000	$(33,399,000)	$1,125,000	$(24,830,000)
Issuance of common stock upon conversion of related party convertible debt	—	—	—	—	—	—	—	—	—	2,585,745	3,000	24,710,000	—	—	24,713,000
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	600,000	1,000	(1,000)	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs of $6,502,000	—	—	—	—	—	—	—	—	—	4,830,000	5,000	51,454,000	—	—	51,459,000
Issuance of common stock upon exchange of common stock and conversion of convertible preferred stock	(1,406,894)	(1,443,000)	(593,106)	(770,000)	(2,327,301)	(12,628,000)	(113,916)	(116,000)	—	5,329,451	(7,000)	14,964,000	—	—	14,957,000
Issuance of common stock to Shionogi, net of offering costs of $1,050,000	—	—	—	—	—	—	—	—	—	1,250,000	1,000	13,949,000	—	—	13,950,000
Issuance of restricted shares of common	—	—	—	—	—	—	—	—	—	1,113,360	1,000	(1,000)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,683,000	—	—	1,683,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	104,000	104,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,916,000)	—	(12,916,000)
Balance, March 31, 2014	—	$—	—	$—	—	$—	—	$—	$—	17,000,863	$17,000	$114,189,000	$(46,315,000)	$1,229,000	$69,120,000

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2014

Operating activities:
Net loss	$(1,796,000)	$(12,916,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,000	168,000
Stock-based compensation	—	1,683,000
Noncash interest	—	6,987,000
Deferred income taxes, net	—	(1,000)
Changes in assets and liabilities:
Related party receivable	—	(140,000)
Prepaid expenses	1,000	(459,000)
Accounts payable	(856,000)	240,000
Accrued expenses	(7,000)	(553,000)
Deferred revenue	—	(115,000)
Other current liabilities	16,000	25,000
Net cash used in operating activities	(2,538,000)	(5,081,000)
Investing activities:
Payments for purchase of property and equipment	—	(85,000)
Deposits for purchases of property and equipment	(181,000)	(111,000)
Net cash used in investing activities	(181,000)	(196,000)
Financing activities:
Proceeds from initial public offering, net of costs	—	53,124,000
Proceeds from issuance of common stock, net of costs	—	13,950,000
Net cash provided by financing activities	—	67,074,000
Effect of foreign currency translation on cash	(43,000)	(47,000)
Net increase (decrease) in cash and cash equivalents	(2,762,000)	61,750,000
Cash and cash equivalents—beginning of period	3,404,000	15,700,000
Cash and cash equivalents—end of period	$642,000	$77,450,000
Non-cash financing activities:
Conversion of convertible preferred stock	$—	$14,957,000
Conversion of related party convertible debt	$—	$24,713,000

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

As of December 31, 2013 and March 31, 2014

and for the Three Months Ended March 31, 2013 and 2014

1. Organization and Description of the Business

Egalet Corporation (the “Company” or “Egalet US”) is a specialty pharmaceutical company developing and planning to commercialize proprietary, abuse-deterrent pharmaceutical products for the treatment of pain and in other indications. The Company was incorporated in Delaware in August 2013 and until its initial public offering in February 2014, had nominal assets and no operations. Egalet Limited, incorporated in July 2010 in England and Wales, owned all of the Company’s current assets and operations and acquired them in July 2010 pursuant to an agreement to purchase the business and certain assets of Egalet A/S, which was founded under the laws of Denmark. This transaction was accounted for as a business combination. In November 2013, all of the issued and outstanding ordinary shares and preferred shares of Egalet Limited were exchanged for an identical number of shares of common stock and preferred stock of Egalet US, which resulted in Egalet Limited becoming a wholly-owned subsidiary of Egalet US. As Egalet Limited and Egalet US are entities under common control, the consolidated financial statements reflect the historical carrying values of Egalet Limited’s assets and liabilities and its results of operations as if they were consolidated for all periods presented. As a result of these transactions, the Company has a late-stage portfolio of product candidates that are being developed using the Company’s broad-based drug delivery platform specifically designed to resist manipulation, to prevent easy extraction and to deter the abuse of medications via known routes of abuse, including chewing, snorting, and injecting. The Company’s product candidates being developed using its technology offer a predictable and tailored pharmacokinetic profile, lack a significant food effect and resist the effect of alcohol dose dumping. The Company’s technology platform can be used with a broad range of opioids and non-opioids. The Company has filed patents to protect its inventions covering both the technology and product-specific patents.

Initial Public Offering

On February 11, 2014, 4,200,000 shares of common stock were sold on the Company’s behalf at an initial public offering (“offering”) price of $12.00 per share, for aggregate gross proceeds of $50.4 million. On March 7, 2014, in connection with the exercise by the underwriters of a portion of the over-allotment option granted to them as a part of the Company’s initial public offering, 630,000 additional shares of common stock were sold by the Company at the initial public offering price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the initial public offering, the Company exchanged 1,292,307 shares of common stock with a par value of $0.01 per share for the same amount of shares of common stock with a par value of $0.001 per share and converted all of its Convertible Preferred Stock and Related Party Senior Convertible Debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi Limited (“Shionogi”), the Company’s collaboration partner, purchased 1,250,000 shares of the Company’s common stock in a separate private placement concurrent with the completion of the initial public offering at a price per share equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. The sale of such shares has not and will not be registered under the Securities Act of 1933, as amended. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.

The Company paid to the underwriters underwriting discounts and commissions of approximately $5.1 million in connection with the offering, including discounts and commissions from the exercise of the over-allotment option. In addition, the Company incurred expenses of approximately $2.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by the Company, amounts to total expenses of approximately $7.5 million. Thus, the net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $51.5 million. Additionally, after deducting the expenses related to the private placement with Shionogi, the net proceeds to the Company from the private placement were approximately $14.0 million.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2014, the Company had an accumulated deficit of $46.3 million and will require substantial additional capital to fund its research and development. The net proceeds from the Company’s initial public offering, together with its preexisting cash and cash equivalents, will enable it to fund its operating expenses and capital expenditure requirements through the end of March 31, 2015. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, and the development of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

Forward Stock Split

In connection with preparing for the initial public offering, the Company’s Board of Directors and stockholders approved a 1.2 to 1 forward stock split of the Company’s Common Stock. The forward stock split became effective on January 21, 2014. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this forward stock split, including reclassifying an amount equal to the increase in par value of common stock to additional paid-in capital.

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Presentation

The unaudited consolidated financial statements are prepared in conformity with U.S. GAAP for interim financial information. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. The accompanying consolidated financial statements include the accounts of Egalet Limited and its wholly owned subsidiary, Egalet US, Inc. The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated Balance Sheet as of March 31, 2014, consolidated Statements of Operations and Comprehensive Loss and consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014 and the Statement of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2014 are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2014 and the results of its operations, its comprehensive loss and its cash flows for the three months ended March 31, 2013 and 2014. The financial data and other information disclosed in these notes related to the three months ended March 31, 2013 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period. These are unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 filed on March 31, 2014 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, except where noted below.

Reclassification

Certain reclassifications were made to prior period amounts to conform to the current period presentation.

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their respective fair values because of the short-term nature of these accounts.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value should be based on the assumptions that market participants would use when pricing an asset or liability and is based on a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). Fair value measurements should be disclosed separately by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with established fair value hierarchy.

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

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2—Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange or dealer- or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 as of December 31, 2013 and March 31, 2014 and there were no material re-measurements of fair value with respect to financial assets and liabilities, during those years, other than those assets and liabilities that are measured at fair value on a recurring basis. There were no transfers between Level 1 and Level 2 in any of the periods reported.

Revenue Recognition

During 2013, the Company entered into a collaborative research and license agreement. The terms of the agreement contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) royalty and related commissions. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectability of the resulting receivable is reasonably assured, and the Company has fulfilled its performance obligations under the contract. The Company has adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25, and also adopted ASU 2010-17, “Revenue Recognition—Milestone Method.” In accordance with ASU 2009-13, the Company considered whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand-alone value. See Note 8. License and Colloboration Agreement for further discussion of the Company’s accounting for collaborative research and license agreement.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718), which requires the recognition of expense related to the fair value of stock-based compensation awards in the Statements of Operations and Comprehensive Loss.

For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option-pricing model. The use of the Black- Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. See Note 6 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the stock option activity under the Company’s stock-based compensation plan for the three months ended March 31, 2014.

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and March 31, 2014, the Company does not have any significant uncertain tax positions.

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting standards to have a significant impact on its financial position, results of operations or cash flows.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2013	2014
Basic and diluted net loss per common share calculation:
Net loss attributable to common stockholders	$(1,796,000)	$(12,916,000)
Weighted average common shares outstanding	1,292,307	9,638,260
Net loss per share of common stock—basic and diluted	$(1.39)	$(1.34)

The following outstanding securities at March, 31, 2013 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2013	2014
Redeemable convertible preferred stock	4,441,217	—
Options outstanding	—	81,696
Unvested restricted stock awards	—	1,113,360
Total	4,441,217	1,195,056

4. Intangible Asset

In connection with the acquisition of Egalet A/S, the Company recognized an in-process research and development (“IPR&D”) asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications. The IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2013 and March 31, 2014, the carrying value of IPR&D was $209,000, respectively.

5. Related Party Senior Convertible Debt, Net of Discount

In April 2013, the Company entered into a $5.0 million convertible loan with several of its equity investors to provide the Company with funding to meet its short-term obligations. The loan bears interest at an annual rate of 6% and was originally scheduled to mature on December 31, 2013. During December 2013, the maturity date was extended to April 26, 2014. The loan will automatically convert into shares of common stock or convertible preferred series B or series B-1 stock, as applicable, upon (i) the closing of an initial public offering that yields a minimum of approximately $20 million in net proceeds to the Company at a per share price that values the Company at a minimum of $105.4 million (ii) the affirmative vote of at least sixty-five percent (65%) of the outstanding loan amount, or (iii) a change in control of the Company.

In connection with the Company’s initial public offering on February 6, 2014 (see Note 1), the outstanding principal and interest of $5.0 million and $240,000, respectively, was converted into shares of the Company’s common stock.  For the three months ended March 31, 2014 the Company recognized interest expense of $35,000.

On August 29, 2013, the Company entered into the 2013 Loan Agreement with several of its equity investors. The 2013 Loan Agreement was used to fund clinical and manufacturing development, working capital, and other general operational funding requirements. Upon entering into the 2013 Loan Agreement, the Company borrowed $10.0 million in debt proceeds. Borrowings under the 2013 Loan Agreement bear interest at an annual rate of 6% and mature on August 29, 2014. Subsequent to the maturity date, all outstanding principal and unpaid interest are due upon written request by lenders holding at least 66% of the principal amount outstanding which constitutes a lending super-majority. Prepayment of any borrowings, prior to maturity, is prohibited unless written approval from the lending super-majority is obtained.

The 2013 Loan Agreement requires the lenders to convert any portion of the outstanding principal and interest in exchange for equity instruments upon the completion of an initial public offering that generates aggregate proceeds in excess of approximately $26.5 million (based on the exchange rate on August 29, 2013) (the “IPO Scenario”). In the event of a conversion under the IPO Scenario, the holders will obtain a number of shares of common stock at a conversion price equal to 50% of the offering price that was initially offered to the public.

In connection with the 2013 Loan Agreement, the lenders received 600,000 warrants that will automatically be exercised immediately prior to consummation of the IPO, provided that such lender purchases a specified minimum amount of common stock in the IPO. Pursuant to the terms of the warrant agreement, the holders would be able to exercise their warrants for shares of common stock at a price of $0.0083 per share (based on the exchange rate on August 29, 2013).

Immediately prior to completing its initial public offering on February 6, 2014 (See Note 1), the Company accelerated the recognition of the premium immediately prior to converting into equity.  The outstanding principal, premium and interest of $10.0 million, $10.0 million, and $275,000, respectively, were converted into shares of the Company’s common stock.  The unamortized debt discount balance of $802,000 was also converted.  For the three months ended March 31, 2014 the Company recognized interest expense of $7.1 million of which $7.0 million was related to the accretion of premiums and the amortization of debt discounts, respectively.

In addition, the 2013 related party senior convertible debt holders automatically exercised warrants for 600,000 shares of common stock at an exercise price of $0.0083 per share in connection with the conversion of the senior convertible debt into shares of common stock.

6. Stock-based Compensation

2013 Equity Incentive Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Plan (the “Plan”).  Pursuant to the Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of common stock initially reserved for issuance under the Plan is 1,680,000, in the form of restricted stock and stock options. The amount, terms of grants and exercisability provisions are determined by the board of directors. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. All options vest over time as stipulated in the individual award agreements.

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Share-based compensation expense recognized was as follows:

	Three months ended March 31,
	2013	2014
Research and development	$—	$527,000
General and administrative	—	1,156,000
Total stock-based compensation	$—	$1,683,000

Options Granted in the 2013 Equity Incentive Plan

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	—	—	—
Granted	81,696	$13.11
Exercised	—	—
Forfeitures	—	—
Balance, March 31, 2014	81,696	$13.11	9.92
Vested or expected to vest at March 31, 2014	81,696	$13.11	9.92
Exercisable at March 31, 2014	857	$13.44	9.91

The intrinsic value of our 80,839 unvested options as of March 31, 2014 was $78,000, based on a per share price of $14.00, the Company’s closing stock price on that date, and a weighted average exercise price of $13.11 per share.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

The per-share weighted-average grant date fair value of the options granted to employees during the three months ended March 31, 2014 was estimated at $8.43 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.66%
Expected term of options (in years)	5.90
Expected volatility	73.84%
Dividend yield	0.00%

The weighted-average valuation assumptions were determined as follows:

•                  Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options: The Company estimated the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

•                  Expected stock price volatility: The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the selected volatility would have decreased the fair value of the underlying instrument.

•                  Expected annual dividend yield: The Company estimated the expected dividend yield based on consideration of its historical dividend experience and future dividend expectations. The Company has not historically declared or paid dividends to stockholders. Moreover, it does not intend to pay dividends in the future, but instead expects to retain any earnings to invest in the continued growth of the business. Accordingly, the Company assumed an expected dividend yield of 0.0%.

As of March 31, 2014, there was $672,000 of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted average remaining period of 2.27 years.

Restricted stock

Upon consummation of the IPO, the Company granted an aggregate of 862,800 shares of restricted stock to its Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Senior Vice President of Research and Development. On March 3, 2014, the Company granted an aggregate of 250,560 shares of restricted stock to three individuals who were providing research and development consulting services to the Company.

A summary of the status of our restricted stock awards at March 31, 2014 and of changes in restricted stock awards outstanding under the Plan for the three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding balance at December 31, 2013	—	$—
Granted	1,113,360	$12.23
Vesting of restricted stock awards	—	$—
Outstanding balance at March 31, 2014	1,113,360	$12.23

The total fair value of restricted stock awards vested during the three months ended March 31, 2014 was $0.

All restricted stock awards issued above vest over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control. There are no performance based features or market conditions.

As of March 31, 2014, there was $12.0 million of total unrecognized compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted average remaining period of 1.25 years.

Shares Reserved for Future Issuance

At March 31, 2014, the Company has reserved the following shares of common stock for issuance:

Shares initially reserved under the Plan	1,680,000
Common stock options outstanding	(81,696)
Restricted stock awards outstanding	(1,113,360)
Remaining shares available for future issuance	484,944

7. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Senior Vice President of Research and Development, that provide for, among other things, salary, bonus and severance payments.

Legal Proceedings

The Company is not involved in any legal proceeding.

8. License and Collaboration Agreement

In November 2013, the Company entered into a license and collaboration agreement with Shionogi, granting Shionogi an exclusive, royalty-bearing, worldwide license to develop, manufacture and commercialize abuse-deterrent hydrocodone-based product candidates using the Company’s technology. The collaboration allows Shionogi to develop and commercialize an abuse-deterrent single-agent hydrocodone-based product and up to 20 different abuse-deterrent combination product candidates containing hydrocodone.

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

The Company determined that the deliverables under the Shionogi agreement were the exclusive, royalty-bearing, worldwide license to its abuse-deterrent hydrocodone-based product candidates using the Company’s technology, the research and development services to be completed by the Company and the Company’s obligation to serve on a joint committee. The license did not have standalone value to Shionogi and was not separable from the research and development services, because of the uncertainty of Shionogi’s ability to develop the product candidates without the research and development services of the Company during the transfer period and over the term of the agreement.

Due to the lack of standalone value for the license and research and development services, the upfront payment is being recognized ratably using the straight line method through November 2030, the expected term of the agreement. The Company recorded the $10.0 million upfront payment as deferred revenue within its consolidated balance sheet as of December 31, 2013. For the three months ended March 31, 2014, the Company recognized revenue of $115,000 related to the $10.0 million upfront payment we received.

Additionally, during the three months ended March 31, 2014, we recognized revenue of $141,000 related to certain development costs incurred under our collaborative research and license agreement.  In accordance with the accounting guidance, we recorded revenue on a gross basis for the reimbursement of development costs.

9. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2013 and 2014, the Company had tax expense of $0 and $35,000, respectively.

As of December 31, 2013 and March 31, 2014, the Company had a non-current deferred tax liability of $22,000 and $21,000, respectively. The deferred tax liability relates entirely to an indefinite-lived intangible that was recorded in connection with the Danish IPR&D. The Company maintains a full valuation against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits

10. Related-Party Transactions

Related Party Receivables

The Company has derived all of its revenue for the three months ended March 31, 2014 under its license and collaboration agreement with Shionogi who is also an investor in the Company. As of March 31, 2014, related party receivables with Shionogi were $141,000.

11. Subsequent Events

On May 1, 2014, the Company granted an aggregate of 257,800 shares of restricted stock to certain employees at a grant date fair value of $11.15 per share. The restricted stock will vest in full upon the third anniversary of the grant date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC and which are incorporated herein by reference, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our lead product candidate, Egalet-001, is an abuse-deterrent, extended-release, oral morphine formulation in development for the treatment of moderate to severe pain. There are currently no commercially available abuse-deterrent formulations of morphine, and we believe that Egalet-001, if approved, would fill a significant unmet need in the marketplace. We have completed our Phase 1 clinical trials of Egalet-001 and have initiated pivotal trials to establish bioequivalence of Egalet-001 to MS Contin, a currently approved oral morphine formulation, in the first quarter of 2014 and plan to submit an NDA, to the FDA in the fourth quarter of 2014.

Our second product candidate, Egalet-002, is an abuse-deterrent, extended-release, oral oxycodone formulation in development for the treatment of moderate to severe pain. We believe that Egalet-002, if approved, will have advantages over other currently commercially available, long-acting, abuse-deterrent oxycodone products due to its differentiated abuse-deterrent properties and a PK profile that exhibits low peak-to-trough concentration variability in drug exposure. We have conducted Phase 1 trials of Egalet-002 and have completed initial abuse deterrence studies in compliance with the FDA draft guidance. We expect to initiate the first of two Phase 3 safety and efficacy trials for Egalet-002 in the fourth quarter of 2014, initiate the category 2 and 3 abuse deterrent studies in the third quarter of 2014 and to submit an NDA to the FDA in the first half of 2016.

In November 2013, we entered into a collaboration and license agreement with Shionogi granting Shionogi an exclusive, royalty-bearing, worldwide license to develop, manufacture and commercialize abuse-deterrent hydrocodone-based product candidates using our technology. Shionogi will be responsible for all expenses associated with the development of these product candidates and is responsible for the completion of all clinical trials necessary to support NDA filings for the product candidates. Under the terms of the agreement, Shionogi made an upfront payment to us of $10.0 million. We are eligible to receive additional payments upon the achievement of specified regulatory and sales-based milestones. These milestone payments may exceed $300.0 million in the aggregate if multiple product candidates are approved. If any products are approved for marketing, we are also eligible to receive royalties at percentage rates ranging from the mid-single digits to the low-teens on net sales of licensed products.

We plan to seek U.S. regulatory approval of Egalet-001 and Egalet-002 pursuant to Section 505(b)(2), which permits companies to rely upon the FDA’s previous findings of safety and effectiveness for an approved product, such as morphine and oxycodone. If either of our clinical-stage product candidates achieve regulatory approval, we intend to establish our own specialty sales force to market such product in the United States by targeting physicians specializing in pain management. To supplement our internal U.S. sales force, we intend to contract with third parties to access sales representatives who target primary care and internal medicine physicians in the United States.

Egalet UK commenced operations in July 2010. Since commencing operations we have dedicated a significant portion of our resources to our development efforts for our clinical-stage product candidates. Prior to our initial public offering, we funded our operations primarily through the sale of preferred stock for net proceeds of $10.2 million, as well as $21.0 million in proceeds from the issuance of convertible debt, of which $6.0 million was later converted into shares of our preferred stock. We have also received an aggregate of $2.0 million in revenues from several research and development agreements, and in December 2013, we received an upfront payment of $10.0 million from Shionogi under the collaboration agreement. We had $15.7 million and $77.5 million in cash as of December 31, 2013 and March 31, 2014, respectively. We have no products currently available for sale.

Our net losses were $1.8 million and $12.9 million for the three months ended March 31, 2013 and 2014, respectively. We recognized revenues of $256,000 for the three months ended March 31, 2014. We did not recognize any revenues for the three months ended March 31, 2013. As of March 31, 2014, we had an accumulated deficit of $46.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, as well as scale-up manufacturing capabilities, protect and expand our intellectual property portfolio and hire additional personnel. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses in establishing a sales, marketing and distribution infrastructure to sell our products in the United States.

We will seek to license the development and commercial rights to our products outside the United States to a third-party organization that has an established track record of success in commercializing pain products outside the United States. We expect that this organization would be responsible for any further development and commercialization of the products in those regions.

As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were previously inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we will incur approximately $2.0 million to $3.0 million of incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate.

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

Internal Control Over Financial Reporting

In preparing our consolidated financial statements as of and for the years ended December 31, 2012 and 2013, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were that we did not have sufficient financial reporting and accounting staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting and a lack of segregation of duties. As such, our controls over financial reporting were not designed or operating effectively, and as a result there were adjustments, including with respect to revenue recognition, required in connection with closing our books and records and preparing our 2012 and 2013 consolidated financial statements. These material weaknesses identified were not remediated as of March 31, 2014.

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

We have not yet remediated the material weaknesses described above, and the remediation measures that we have implemented and intend to implement may be insufficient to address our existing material weakness or to identify or prevent additional material weaknesses. See “Risk Factors—Risks Related to Ownership of Our Common Stock—If we are unable to successfully remediate the existing material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected” included in our annual Form 10-K for the year ended December 31, 2013.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the control deficiencies and the resulting material weaknesses that were identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Other than the addition of stock-based compensation, we believe there have been no significant changes in our critical accounting policies as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2013 filed on March 31, 2014 with the SEC.

Revenue Recognition

During 2013, we entered into a collaborative research and license agreement. The terms of the agreement contain multiple deliverables which may include (i) licenses, (ii) research and development activities, and (iii) royalty and related commissions. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, collectability of the resulting receivable is reasonably assured, and we have fulfilled our performance obligations under the contract. We have adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25, and also adopted ASU 2010-17, “Revenue Recognition—Milestone Method.” In accordance with ASU 2009-13, we consider whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand-alone value. See Note 8. License and Collaboration Agreement for further discussion of the Company’s accounting for collaborative research and license agreement.

Stock-Based Compensation

We account for all share-based compensation payments issued to employees, directors and non-employees using an option pricing model for estimating fair value. Accordingly, share-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative accounting guidance, we re-measure the fair value of non-employee share-based awards as the awards vest, and recognize the resulting value, if any, as expense during the period the related services are rendered.

The stock-based compensation expense for restricted stock awards is determined based on the closing market price of the Company’s common stock on the grant date of the awards applied to the total number of awards that are anticipated to vest.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a publicly held company with a limited operating history, we utilize data from a representative group of companies to estimate expected stock price volatility. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2014:

Risk-free interest rate	1.66%
Expected term of options (in years)	5.90
Expected volatility	73.84%
Dividend yield	0.00%

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. There were no forfeitures through March 31, 2014.

Restricted stock

Upon consummation of our initial public offering, we granted an aggregate of 862,800 shares of restricted stock to our Chief Executive Officer, Chief Financial Officer, Chief Business Officer and Senior Vice President of Research and Development. On March 3, 2014, we granted an aggregate of 250,560 shares of restricted stock to three individuals who were providing research and development consulting services to us.

All restricted stock awards issued above vest over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control. There are no performance based features or market conditions.

As of March 31, 2014, there was $12.0 million of total unrecognized compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted average remaining period of 1.25 years.

Basic and Diluted Net Loss Per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the dilutive effects of preferred shares. We compute diluted net loss per share by dividing the net loss applicable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred shares outstanding during the period calculated in accordance with the treasury stock method, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between our basic and diluted net loss per share for the three months ended March 31, 2013 and 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2014

	Three Months Ended March 31,
	2013	2014	Change

Revenues	$—	$256,000	$256,000
Operating expenses:
General and administrative	855,000	3,269,000	2,414,000
Research and development	963,000	2,780,000	1,817,000
Total operating expenses	1,818,000	6,049,000	4,231,000
Loss from operations	(1,818,000)	(5,793,000)	(3,975,000)
Interest expense	—	7,092,000	7,092,000
Gain on foreign currency exchange	(22,000)	(4,000)	18,000
Loss from operations before income taxes	(1,796,000)	(12,881,000)	(11,085,000)
Provision for income taxes	—	35,000	35,000
Net loss	$(1,796,000)	$(12,916,000)	$(11,120,000)

Revenues

Revenues increased from zero for the three months ended March 31, 2013 to $256,000 for the three months ended March 31, 2014, as a result of the amortization of deferred revenue and certain research and development services performed under our collaborative agreement with Shionogi.

Research and development expenses

Research and development expenses increased by $1.8 million, or 188.7%, from $963,000 for the three months ended March 31, 2013 to $2.8 million for the three months ended March 31, 2014. This increase was driven primarily by an increase in our development costs for Egalet-001, employee compensation expenses, stock-based compensation expenses, and other clinical and pre-clinical development costs of $1.1 million, $118,000, $527,000 and $132,000, respectively. These increases were offset by decreases in clinical trial expenses for Egalet-002 of $58,000.

General and administrative expenses

General and administrative expenses increased by $2.4 million, or 282.3%, from $855,000 for the three months ended March 31, 2013 to $3.3 million for the three months ended March 31, 2014. This was primarily attributable to the increase in compensation, facility-related expenses, stock-compensation expenses, and professional fees of $470,000, $129,000, $1.2 million, and $555,000, respectively, and related to the continued establishment of our U.S. office and hiring of personnel as well as the adoption of a stock compensation plan and continued costs associated with preparing for initial public offering. We also had increases in travel and communication expenses of $99,000 and $3,000, respectively, related to our increased efforts in establishing our U.S. office and business development.

Interest expense

Interest expense increased from zero for the three months ended March 31, 2013 to $7.1 million for the three months ended March 31, 2014. This change was primarily attributable to the $7.0 million in additional interest expense we are recognizing in 2014 related to the accretion of our premium that was recorded in connection with our August convertible debt issuance. The remaining increase was due to the accrued interest in 2014 related to the April and August related party convertible debt issuances.

Gain on Foreign Currency Exchange

We recognized a gain on foreign currency exchange of $22,000 during the three months ended March 31, 2013 compared to a gain of $4,000 during the three months ended March 31, 2014. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2013 when compared to 2014.

Provision for Income Taxes

We had a provision for income taxes of $0 and $35,000 for the three months ended March 31, 2013 and 2014, respectively. During the three months ended March 31, 2014, tax expense increased primarily due to amortization of the indefinite-lived intangible and for state income taxes resulting from imputed interest income on inter-company loan agreements.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $1.8 million and $12.9 million for the three months ended March 31, 2013 and 2014, respectively. Our operating activities used $2.5 million and $5.1 million of cash during the three months ended March 31, 2013 and 2014, respectively. At March 31, 2014, we had an accumulated deficit of $46.3 million, a working capital surplus of $75.8 million and cash of $77.5 million.

From our inception through March 31, 2014, we have received gross proceeds of $31.2 million from the issuance of preferred stock and convertible debt. We have also financed our operations with the $2.0 million in payments received through March 31, 2014 from our collaborative research and development agreements along with an upfront payment of $10.0 million from Shionogi under a collaboration agreement. We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Shionogi. Our ability to earn these payments and their timing is dependent upon the outcome of the Company’s and Shionogi’s activities and is uncertain at this time.

On February 11, 2014, 4,200,000 shares of common stock were sold on an initial public offering price of $12.00 per share, for aggregate gross proceeds of $50.4 million. On March 7, 2014, in connection with the exercise by the underwriters of a portion of the over-allotment option granted to them in connection with the initial public offering, 630,000 additional shares of common stock were sold at the initial public offering price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the initial public offering, we converted all of our Convertible Preferred Stock and Related Party Senior Convertible Debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi Limited, our collaboration partner, purchased 1,250,000 shares of our common stock in a separate private placement concurrent with the completion of the initial public offering at a price per share equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014

Net cash (used in) provided by:
Operating activities	$(2,538,000)	$(5,081,000)
Investing activities	(181,000)	(196,000)
Financing activities	—	67,074,000
Effect of foreign currency translation on cash	(43,000)	(47,000)
Net increase (decrease) in cash and cash equivalents	$(2,762,000)	$61,750,000

Cash Flows from Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2013 and consisted primarily of a net loss of $1.8 million and net cash outflows of $846,000 from changes in operating assets and liabilities offset by noncash depreciation and amortization expense of $104,000. The net cash outflow from changes in operating assets and liabilities were primarily due to a decrease in accounts payable of $856,000.

Net cash used in operating activities was $5.1 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $12.9 million and net cash outflows of $1.0 million from the change in operating assets and liabilities. These outflows were partially offset by $168,000 of noncash depreciation and amortization expense, $1.7 million of stock-based compensation, and $7.0 million in accretion of the debt premium. Cash outflows from changes in operating assets and liabilities were primarily due to decreases in accrued expenses and deferred revenues of $553,000 and $115,000, respectively, as well as increases in related party receivables and prepaid expenses of $140,000 and $459,000, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2014 were $181,000 and $196,000, respectively. This cash flow from investing activities consisted of purchases of property and equipment as well as deposits on future related purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $67.1 million for the three months ended March 31, 2014 and consisted of $53.1 million in proceeds from the completion of our IPO in February of 2014. There were additional proceeds of $14.0 million from the issuance of common stock in connection with our commitment to Shionogi.

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

We believe that our existing capital resources, together with the net proceeds from our initial public offering and the concurrent private placement with Shionogi, will be sufficient to fund our operations through the end of March 31, 2015. However, our future operating and capital requirements will depend on many factors, including:

•whether Shionogi continues to pursue our collaboration arrangement for the development, manufacturing and commercialization of abuse-deterrent hydrocodone product candidates using our technology;

•the results of our clinical trials;

•the costs, timing and outcome of regulatory review;

•the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;

•our ability to establish collaborations on favorable terms, if at all;

•the scope, progress, results and costs of product development of our product candidates; and

•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Commitments

Purchase Commitments

During the three month period ended March 31, 2014, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our 2013 Annual Report.

Employment Agreements

The Company has entered into employment agreements with its President and Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Senior Vice President of Research and Development, that provide for, among other things, salary, bonus and severance payments.

Legal Proceedings

The Company is not involved in any legal proceeding.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing not to delay our adoption of such new or revised accounting standards. As a result of this election, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. The purpose of this evaluation is to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in the Company’s internal control over financial reporting as previously described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as explained in greater detail under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2013, we undertook a range of remedial procedures prior to March 31, 2014, the filing date of that report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2013. Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our internal control environment, and on implementing process changes to strengthen our internal control and monitoring activities. Therefore, while there were no changes in our internal control over financial reporting in the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this report.  For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2013, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In February 2014, concurrent with the completion of our initial public offering described below, Shionogi Limited purchased 1,250,000 shares of our common stock for $12.00 per shares in a private placement, resulting in total net proceeds of approximately $14.0 million.  The sale of these shares was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions set forth under Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191759) that was declared effective by the Securities and Exchange Commission on February 5, 2014, which registered an aggregate of 4,830,000 shares of our common stock. On February 11, 2014, 4,200,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, for aggregate gross proceeds of $50.4 million, managed by Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC, Canaccord Genuity Inc., and Janney Montgomery Scott LLC. On March 7, 2014, in connection with the exercise by the underwriters of our initial public offering of the over-allotment option granted to them in connection with the initial public offering, 630,000 additional shares of common stock were sold on our behalf at the initial public offering price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million.

The underwriting discounts and commissions in connection with the offering totaled approximately $5.1 million. We incurred additional costs of approximately $2.4 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts, commissions and offering costs, were approximately $51.5 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

From the effective date of our Registration Statement on Form S-1 (File No. 333-191759) through March 31, 2014, we did not use any of the net offering proceeds, since there was still cash available from our debt financings in 2013.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.

*                                         Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014

EGALET CORPORATION

By:	/s/ ROBERT S. RADIE
Robert S. Radie President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT S. RADIE	President and Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2014
Robert S. Radie

/s/ STANLEY J. MUSIAL	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2014
Stanley J. Musial

/s/ JEAN-FRANCOIS FORMELA, MD	Chairman, Board of Directors	May 15, 2014
Jean-Francois Formela

/s/ RENEE AGUIAR-LUCANDER	Director	May 15, 2014
Renee Aguiar-Lucander

/s/ ANDREY KOZLOV	Director	May 15, 2014
Andrey Kozlov

/s/ ANDREAS SEGERROS	Director	May 15, 2014
Andreas Segerros

/s/ GREGORY WEAVER	Director	May 15, 2014
Gregory Weaver

/s/ TIMOTHY WALBERT	Director	May 15, 2014
Timothy Walbert

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.

*                                         Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.