Form 10-Q/A
period 2014-03-31
Egalet Corp
filed 2014-06-11
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Common Stock, $0.001 par value                                 Shares outstanding as of May 15, 2014: 17,258,663

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Egalet Corporation for the quarter ended March 31, 2014 filed on May 15, 2014 for the sole purpose of furnishing Exhibit 101. Exhibit 101 to this report provides financial information formatted in Extensible Business Reporting Language (XBRL) in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 does not reflect any events occurring subsequent to the May 15, 2014 filing date of the original Form 10-Q for the quarter ended March 31, 2014 or in any way modify or update disclosures made in the original Form 10-Q filing for the quarter ended March 31, 2014.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, Exhibit 101 to this report is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is otherwise not subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                                         Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2014

EGALET CORPORATION

By:	/s/ ROBERT S. RADIE
Robert S. Radie President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                                         Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014.