Form 10-Q
period 2015-06-30
Egalet Corp
filed 2015-08-07
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock, $0.001 par value                                                                                                                                                      Shares outstanding as of August 7, 2015: 25,059,474

On November 26, 2013, Egalet Corporation (the “Company”) acquired all of the outstanding shares of Egalet Limited (“Egalet UK”). As a result, Egalet UK became a wholly-owned subsidiary of the Company, and the former shareholders of Egalet UK received shares of the Company (the “Share Exchange”). Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Egalet,” “we,” “us,” “our,” “our company” and “our business” refers to the Company for all periods subsequent to the Share Exchange, and to Egalet UK for all periods prior to the Share Exchange. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of June 30, 2015.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	June 30, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,738	$57,666
Marketable securities, available for sale	—	50,764
Related party receivable	679	537
Inventory	—	3,887
Other current assets	—	275
Prepaid expenses	698	378
Other receivables	1,011	931
Total current assets	55,126	114,438
Intangible assets, net	184	11,497
Property and equipment, net	4,417	4,330
Deposits and other assets	843	562
Total assets	$60,570	$130,827

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,209	$3,723
Accrued expenses	2,554	5,504
Deferred revenue	588	15,108
Debt - current	—	2,616
License fee payable	—	2,500
Other current liabilities	78	118
Total current liabilities	7,429	29,569
Debt — non-current portion	—	50,758
Deferred income tax liability	25	27
Deferred revenue — non-current portion	8,855	16,703
Derivative liability	—	1,689
Other liabilities	—	120
Total liabilities	16,309	98,866

Stockholders’ equity:
Common stock—$0.001 par value; 75,000,000 shares authorized at December 31, 2014 and June 30, 2015; 17,283,663 and 17,331,163 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	17	17
Additional paid-in capital	121,028	141,964
Accumulated other comprehensive (loss) income	(171)	401
Accumulated deficit	(76,613)	(110,421)
Total stockholders’ equity	44,261	31,961
Total liabilities and stockholders’ equity	$60,570	$130,827

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenues:
Net product sales	$—	$607	$—	$769
Related party revenues	490	352	746	973
Total revenues	490	959	746	1,742

Cost and Expenses:
Cost of sales (excluding amortization of product rights)	—	207	—	301
Amortization of product rights	—	585	—	963
General and administrative	4,516	5,804	7,778	10,499
Sales and marketing	212	3,284	218	4,859
Research and development	7,361	4,903	10,141	15,303
Total costs and expenses	12,089	14,783	18,137	31,925
Loss from operations	(11,599)	(13,824)	(17,391)	(30,183)

Other (income) expense:
Change in fair value of derivative liability	—	773	—	773
Interest (income) expense	(4)	2,306	7,088	2,766
Other (gain) loss	—	(2)	—	(2)
Loss on foreign currency exchange	47	188	43	85
	43	3,265	7,131	3,622
Loss before provision for income taxes	(11,642)	(17,089)	(24,522)	(33,805)
Provision for income taxes	16	(23)	51	3
Net loss	$(11,658)	$(17,066)	$(24,573)	$(33,808)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.73)	$(1.03)	$(1.92)	$(2.05)
Weighted-average shares outstanding, basic and diluted	15,887,503	16,506,798	12,780,145	16,481,354

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Net loss	$(11,658)	$(17,066)	$(24,573)	$(33,808)
Other comprehensive income (loss):
Unrealized losses on available for sale securities	—	(83)	—	(83)
Foreign currency translation adjustment	(54)	1,470	51	655
Comprehensive loss	$(11,712)	$(15,679)	$(24,522)	$(33,236)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2015 (Unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
		$0.001	Additional		Accumulated
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total
Balance, December 31, 2014	17,283,663	$17	$121,028	$(76,613)	$(171)	$44,261
Issuance of warrants	—	—	329	—	—	329
Issuance of restricted shares of common stock	40,000	—	—	—	—	—
Issuance of convertible debt	—	—	18,105	—	—	18,105
Exercise of stock options	7,500	—	82	—	—	82
Stock-based compensation expense	—	—	2,420	—	—	2,420
Unrealized loss on available for sales securities	—	—	—	—	(83)	(83)
Foreign currency translation adjustment	—	—	—	—	655	655
Net loss	—	—	—	(33,808)	—	(33,808)
Balance, June 30, 2015	17,331,163	$17	$141,964	$(110,421)	$401	$31,961

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months Ended June 30,
	2014	2015
Operating activities:
Net loss	$(24,573)	$(33,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	1,482
Change in fair value of derivative liability	—	773
Stock-based compensation expense	5,507	2,420
Noncash interest	6,987	119
Amortization of debt discount	—	1,411
Deferred income taxes		4
Changes in assets and liabilities, net of business acquisitions:
Related party receivable	(345)	88
Inventory	—	(479)
Prepaid expenses	(326)	290
Other receivables	(1)	—
Other current assets	—	(275)
Deposits and other assets	—	214
Accounts payable	1,527	(470)
Accrued expenses	319	2,999
Deferred revenue	(262)	23,124
Other current liabilities	19	46
Net cash used in operating activities	(10,837)	(2,062)
Investing activities:
Payments for purchase of property and equipment	(482)	(674)
Deposits for purchases of property and equipment	(2,017)	—
Purchases of investments	—	(53,418)
Sales of investments	—	2,388
Purchase of SPRIX	—	(8,128)
License of OXAYDO	—	(5,172)
Net cash used in investing activities	(2,499)	(65,004)
Financing activities:
Proceeds from debt issuance, net of costs	—	71,496
Proceeds from exercise of stock options	—	82
Proceeds from IPO, net of costs	53,032	—
Proceeds from issuance of common stock, net of costs	13,950	—
Net cash provided by financing activities	66,982	71,578
Effect of foreign currency translation on cash and cash equivalents	(87)	416
Net increase in cash and cash equivalents	53,559	4,928
Cash and cash equivalents—beginning of period	15,700	52,738
Cash and cash equivalents—end of period	$69,259	$57,666
Supplemental disclosure of cash flow information:
Issuance of warrants	$—	$329
Liability for contractual payment associated with OXAYDO license	$—	$2,500
Cash interest payments	$—	$564
Conversion of convertible preferred stock	$14,957	$—
Conversion of related party convertible debt	$24,713	$—

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative medicines for patients with acute and chronic pain while helping to protect physicians, families and communities from the burden of prescription abuse. The Company was incorporated in Delaware in August 2013 and until its initial public offering (“IPO”) in February 2014, had nominal assets and no operations. Egalet Limited (“Egalet UK”), incorporated in July 2010 in England and Wales, owned all of the Company’s current assets and operations and acquired them in July 2010 pursuant to an agreement to purchase the business and certain assets of Egalet A/S, which was founded under the laws of Denmark. This transaction was accounted for as a business combination. In November 2013, all of the issued and outstanding ordinary shares and preferred shares of Egalet UK were exchanged for an identical number of shares of common stock and preferred stock of the Company, which resulted in Egalet UK becoming a wholly-owned subsidiary of the Company. As Egalet UK and Egalet US Inc. are entities under common control, the consolidated financial statements reflect the historical carrying values of Egalet UK’s assets and liabilities and its results of operations as if they were consolidated for all periods presented. As a result of these transactions, the Company has a late-stage portfolio of product candidates that are being developed using the Company’s broad-based drug delivery platform specifically designed to resist manipulation, to prevent easy extraction and to discourage the abuse of medications via known routes of abuse, including chewing, snorting, and injecting.

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

Liquidity

The Company has incurred recurring operating losses since inception. As of June 30, 2015, the Company had an accumulated deficit of $110.4 million and will require substantial additional capital to fund its research and development of its proprietary product candidates and commercial plans for SPRIX and OXAYDO. The Company reasonably expects that the net proceeds from the Company’s IPO, the Hercules term loan (see Note 6), the 5.50% Senior Convertible Notes (see Note 6), and the Follow-On Offering (see Note 14), together with its pre-existing cash and cash equivalents, will enable it to fund its operating expenses and capital expenditure requirements through December 31, 2016. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research funding, development of its product candidates and its preclinical programs, and the development of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

In January 2015, the Company entered into a Loan and Security Agreement, (“the Loan Agreement”), with Hercules Technology Growth Capital, Inc., (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  Refer to Note 6 - Long term debt for additional information.

On April 1, 2015, the Company issued through a private placement $60.0 million in aggregate principal amount of 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”). On May 6, 2015, the Company issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment, for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.  Refer to Note 6 - Long term debt for additional information.

On July 31, 2015 the Company completed an underwritten public offering of 7,666,667 shares of common stock (including the exercise in full of the underwriters’ option to purchase additional shares) at an offering price of $11.25 per share for gross proceeds of $86.3 million. The Company estimates net proceeds from the offering to be $80.8 million, after deducting the underwriting discounts and estimated expenses.

During the six months ended June 30, 2015, the Company had significant cash outflows related to the purchase of SPRIX and license of OXAYDO of $8.1 million and $5.2 million, respectively.  With regards to OXAYDO, the Company also owes a $2.5 million milestone upon the earlier to occur of first commercial sale of OXAYDO or January 1, 2016.  Refer to Note 11 - Acquisitions and License and Collaboration Agreements for additional information.

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

The accompanying consolidated financial information at June 30, 2015 and for the three and six months ended June 30, 2014 and 2015 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and for the three and six months ended June 30, 2014 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2014 and 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 filed on March 16, 2015 with the SEC.

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

Marketable Securities, Available-for-Sale

Marketable securities consist of securities with original maturities greater than three months, and are comprised of securities issued by U.S. government agencies and corporate debt securities. Marketable securities have been classified as current assets in the accompanying Consolidated Balance Sheets based upon the nature of the securities and their intended use to fund operations.

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company’s

available-for-sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Marketable securities are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the carrying amount of the investment is written down to fair value and the write-down is included in the statements of comprehensive income as a loss.

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.  The Company’s marketable securities are carried at fair value based on quoted market prices and other observable inputs.  The carrying value of the derivative liabilities are the estimated fair value of the liability as further described below.

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

The Company sells SPRIX in the U.S. to a single specialty pharmaceutical distributor subject to rights of return. The Company has limited SPRIX sales history under the current distribution model and pricing, and the Company has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SPRIX until the right of return no longer exists, which occurs at the earlier of the time SPRIX units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company calculates patient prescriptions dispensed using an analysis of third-party information.  As of June 30, 2015, the Company had deferred revenue of $14.0 million related to sales of SPRIX, which is expected to be recognized over the next 12 months.

Related Party Revenue

During 2013, the Company entered into a collaborative research and license agreement with Shionogi, an investor in the Company. The terms of this agreement contain multiple deliverables which include (i) licenses; (ii) research and development activities and (iii) certain of the Company’s core technologies and improvements thereon.  The Company has adopted the provisions of Accounting Standards Update (“ASU”) 2009-13,”Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25. In accordance with ASU 2009-13, the Company considered whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand-alone value. See Note 11 Acquisitions and License and Collaboration Agreements for further discussion of the Company’s accounting for the collaborative research and license agreement.

Deferred Revenue

The Company records deferred revenue when either: a sale of product has occurred, but revenue recognition criteria has not been met; or when payments are due under a collaborative research and license agreement but the revenue recognition criteria has not been met.  As of June 30, 2015 the deferred revenue balance consisted of $14.0 million for product sales, all of which is classified as current, and $17.8 million related to the collaborative research and license agreement with Shionogi, $1.1 million of which is classified as current.

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

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market net of reserve for excess and obsolete inventory.  At June 30, 2015, inventory consisted of raw materials and finished goods and deferred cost of goods.

Cost of sales includes the cost of inventory sold or reserved; manufacturing, manufacturing overhead and supply chain costs; product shipping and handling costs and product royalties.  The cost of sales associated with the deferred product revenues are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Long Term Debt

Long term debt consists of the Loan Agreement with Hercules and certain other lenders, and the 5.50% Notes.

Pursuant to the Loan Agreement with Hercules, the Company borrowed $15.0 million in January 2015 under a term loan (see Note 6).  The term loan bears an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.

On April 1, 2015, the Company issued through a private placement $60.0 million in aggregate principal amount of 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”). On May 6, 2015, the Company issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment, for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015. Refer to Note 6 - Long term debt for additional information.

Interest Make-Whole Derivative

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the Notes prior to April 1, 2018, subject to certain restrictions, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability on our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

Common Stock Warrants

The Company issued warrants to Hercules in connection with the Loan Agreement with Hercules and certain other lenders.  The Company evaluated the warrants under ASC 480 - Distinguishing Liabilities from Equity and determined the warrants are classified as equity.  The fair value of the warrants on the date of grant, was recorded as a debt discount.

Recent Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-03,1 Interest — Imputation of Interest which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The Company has adopted this standard during the current period and as a result reclassified $171,000 in deferred financing fees associated with the Hercules Loan Agreement to debt discount.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The board also agreed to allow entities to choose to adopt the standard as of the original effective date of January 1, 2017. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the method of adoption and the potential impact that ASU 2014-09 may have on its financial position and results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

3.  Investments

Marketable Securities

Marketable securities consisted of the following as of June 30, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$50,847	$—	$(83)	$50,764
Total	$50,847	$—	$(83)	$50,764

The Company had no marketable securities at December 31, 2014.

All of the Company’s marketable securities at June 30, 2015 mature within 12 months.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at June 30, 2015.  There was no inventory at December 31, 2014.

(in thousands)	June 30, 2015
Raw materials	$845
Work in process	—
Finished goods	279
Deferred cost of sales	2,763
Total	$3,887

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at June 30, 2015:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Remaining Useful Life (in years)
OXAYDO product rights	$7,672	$(523)	$7,149	6.5
SPRIX product rights	4,620	(440)	4,180	4.5
IP R&D	168	—	168	Indefinite
Total	$12,460	$(963)	$11,497

The following represents the balance of the intangible assets at December 31, 2014:

(in thousands)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
IP R&D	$184	—	$184
Total	$184	$—	$184

There was no impairment to intangible assets recognized in the six months ended June 30, 2014 and 2015.

Collaboration and License Agreement with Acura

In January 2015, the Company entered into a Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion® Technology.  The Company paid Acura an upfront payment of $5.0 million in January 2015 and will pay a $2.5 million milestone on the earlier to occur of first commercial sale of OXAYDO or January 1, 2016.  The Company also incurred transaction costs of $172,000 associated with the deal.  Refer to Note 11 — Acquisitions and license and collaboration agreements for additional details.

During the three and six months ended June 30, 2015 the Company recognized amortization expense of $249,000 and $523,000, respectively, related to the OXAYDO product right intangible.

SPRIX Acquisition

In January 2015, the Company entered into and consummated the transactions contemplated by the Purchase Agreement with Luitpold Pharmaceuticals, Inc. (“Luitpold”).  Pursuant to the Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million.  The Company recorded an intangible asset of $4.6 million related to this transaction.  Refer to Note 11 for additional details.

During the three and six months ended June 30, 2015 the Company recognized amortization expense of $336,000 and $440,000, respectively, related to the SPRIX product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications. The IP R&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2014 and June 30, 2015, the carrying value of IPR&D was $184,000, and $168,000, respectively.  The change in value was entirely due to fluctuation in foreign currency exchange rates.

6. Long-term Debt

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

In connection with the Loan Agreement, the Company issued Hercules a warrant (the “Warrant”) to purchase $600,000 in shares of the Company’s common stock at an exercise price of $5.29 per share (or, approximately 113,421 shares of common stock).  The Warrant is considered a standalone instrument since it may be exercised separately from the Loan Agreement. The Warrant is exercisable for a period of five years beginning on the date of issuance and has a fair value of $328,610 that is included in stockholders’ equity. The fair value of the Warrant was recorded as a debt discount and was determined through the use of a Black Scholes calculation using the below assumptions:

Risk-free interest rate	1.50%
Expected term (in years)	5.00
Expected volatility	71.68%
Dividend yield	—

5.50% Convertible Senior Notes Due 2020

On April 1, 2015, the Company issued through a private placement $60.0 million in aggregate principal amount of the 5.50% Notes. On May 6, 2015, the Company issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

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

The Company may not redeem the 5.50% Notes prior to maturity. The 5.50% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 67.2518 shares per $1,000 principal amount of the 5.50% Notes (equivalent to an initial conversion price of approximately $14.87 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  The Company will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election.

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

•                  during the five business day period after any five consecutive trading day period, the measurement period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•                  upon the occurrence of specified corporate events.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, and an interest make-whole payment in shares of the common stock, if applicable. If the Company satisfies the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period.

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

The Company accounts for convertible debt instruments by recording the liability and equity components of the convertible debt separately. The liability is computed based on the fair value of a similar debt instrument that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 5.50% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 5.50% Notes, using the effective interest method.

The liability component of the 5.50% Notes on the date of issuance was computed as $41.6 million, including of the value of the embedded interest make-whole derivative of $0.9 million and the carrying value of the 5.50% Notes of $40.6 million. Accordingly, the equity component on the date of issuance was $19.4 million.  The discount on the 5.50% Notes is being amortized to interest expense over the term of the Notes, using the effective interest method.

The conversion criteria for the 5.50% Notes have not been met at June 30, 2015.  Should the Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the convertible notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in our balance sheet at June 30, 2015:

June 30, 2015

Gross proceeds	$61,000
Unamortized Debt Discount	(22,059)
Carrying value	$38,941

7.  Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•                  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

•                  Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Balance as of June 30, 2015
Assets
Money market funds	$31,732	$—	$—	$31,732
Marketable securities, available-for-sale	—	50,764	—	50,764
Total assets	$31,732	$50,764	$—	$82,496

Liabilities
Interest make-whole derivative	$—	$—	$1,689	$1,689
Total assets	$—	$—	$1,689	$1,689

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$45,011	$—	$—	$45,011
Marketable securities, available-for-sale	—	—	—	—
Total assets	$45,011	$—	$—	$45,011

There were no financial liabilities subject to fair value measurement on a recurring basis at December 31, 2104.

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the Notes prior to April 1, 2018, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2015:

	December 31,		Fair Value Change in
	2014	Additions	2015	June 30, 2015
Interest make-whole derivative	—	$916	$773	$1,689
Total liabilities	$—	$916	$773	$1,689

As of June 30, 2015, the fair value and carrying value of our convertible debt, based on a valuation by a third party expert utilizing the binomial lattice tree model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value measurement was based on several factors including:

•                  Credit spread at the issuance date

•                  Credit spread at the valuation date

•                  Discount yield as of the valuation date

The fair value and carrying value of our convertible debt at June 30, 2015 was as follows:

	Fair Value	Carrying Value	Face Value

5.50% convertible senior notes due April 1, 2020	$40,645	$38,941	$61,000

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands, except share and per share data)	2014	2015	2014	2015
Basic and diluted net loss per common share calculation:
Net loss	$(11,658)	$(17,066)	$(24,573)	$(33,808)
Weighted-average common shares outstanding	15,887,503	16,506,798	12,780,145	16,481,354
Net loss per share of common stock—basic and diluted	$(0.73)	$(1.03)	$(1.92)	$(2.05)

The following outstanding securities for the three and six months ended June 30, 2014 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Options outstanding	121,293	1,142,548	121,293	1,142,548
Unvested restricted stock awards	1,371,160	767,536	1,371,160	767,536
Hercules warrants	—	113,421	—	113,421
Common shares issuable upon conversion of the 5.50% notes	—	4,102,360	—	4,102,360
Total	1,492,453	6,125,865	1,492,453	6,125,865

9. Stock-based Compensation

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

Shares Reserved for Future Issuance

As of June 30, 2015, the Company has reserved the following shares of common stock for issuance:

Shares initially reserved under the Plan	1,680,000
Authorized increase to the Plan	2,000,000
Common stock options outstanding	(1,142,548)
Restricted stock awards granted	(1,436,160)
Remaining shares available for future issuance	1,101,292

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2015	2014	2015
Research and development	$1,855	$277	$2,382	$540
General and administrative	1,969	976	3,125	1,806
Sales and marketing	—	52	—	74
Total stock-based compensation expense	$3,824	$1,305	$5,507	$2,420

Stock Options Granted under the 2013 Stock-Based Incentive Plan

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2014	638,548	$7.47
Granted	544,000	10.05
Exercised	(7,500)	10.99
Forfeited	(32,500)	9.25
Balance, June 30, 2015	1,142,548	$8.63	9.46
Vested or expected to vest at June 30, 2015	1,142,548	$8.63	9.46
Exercisable at June 30, 2015	29,569	$11.07	8.84

The intrinsic value of 1,112,979 unvested options as of June 30, 2015 was $6.6 million, based on a per share price of $14.43, the Company’s closing stock price on that date, and a weighted-average exercise price of $8.63 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees during the six months ended June 30, 2015 was estimated at $6.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.71%
Expected term of options (in years)	6.25
Expected volatility	77.32%
Dividend yield	—

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

As of June 30, 2015, there was $5.8 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted-average remaining period of 3.54 years.

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

A summary of the status of the Company’s restricted stock awards at June 30, 2015 and of changes in restricted stock awards outstanding under the Plan for the six months ended June 30, 2015 is as follows:

	Shares	Weighted-average Grant Date Fair Value per Share
Outstanding balance at December 31, 2014	832,535	$11.75
Granted	40,000	$5.18
Vested restricted stock awards	(104,999)	$12.03
Outstanding balance at June 30, 2015	767,536	$11.37

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

As of June 30, 2015, there was $6.8 million of total unrecognized compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted-average remaining period of 1.85 years.

10.  Commitments and Contingencies

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

On August 10, 2012, Luitpold, the prior exclusive licensee of U.S. Patent No. 6,333,044 (the “‘044 patent”), filed a complaint in federal district court in New Jersey for infringement of the ‘044 patent against Amneal Pharmaceuticals, LLC et al. in response to Amneal’s submission of ANDA No. 23-382 to the FDA for a generic version of SPRIX. Luitpold sought an injunction to prevent Amneal’s launch of a generic version of SPRIX.  On November 19, 2013, Luitpold and Amneal entered into a settlement and license agreement permitting Amneal to launch its generic product on or after March 25, 2018 subject to royalty payments.

On January 26, 2015, the Company was substituted for Luitpold as plaintiff in a patent litigation in federal district court in New Jersey against Apotex Corp. and Apotex, Inc. (collectively, “Apotex”), involving the SPRIX Nasal Spray. Apotex submitted ANDA No. 20-5486 to the FDA seeking approval for a generic version of SPRIX. On July 11, 2014, Luitpold had filed a complaint for infringement of the ‘044 patent against Apotex, prompting a 30-month stay on the approval of Apotex’s ANDA by the FDA. This litigation is currently ongoing. The Company is aggressively defending its legal position to preserve the exclusivity of SPRIX in the market. As is the case with patent litigation, there is a risk that the ‘044 patent may be invalidated, unenforceable, not infringed or limited or narrowed in scope. The ‘044 Patent expires on December 25, 2018.

There were a number of generic challengers to OXAYDO (formerly Oxecta) during 2012 and 2013, including Watson Laboratories, Inc., Par Pharmaceuticals, Inc., Impax Laboratories, Inc., Sandoz, Inc., and Ranbaxy Laboratories, Ltd. In response, Acura filed a complaint for infringement of U.S. Patent No.7,510,726 (the “‘726 Patent”) against each generic challenger in federal district court in Delaware. As of November 2013, Acura resolved all claims at issue in each of the litigations: Watson amended its ANDA to a Paragraph III certification (i.e., launch at expiry of the patents) and the lawsuit was dismissed; Acura entered into a settlement agreement and consent judgment with Ranbaxy that its generic oxycodone HCl product does not infringe Acura’s patents; and Acura entered into settlement and license agreements with the remaining generic challengers allowing entry of a generic oxycodone HCl product on or after January 1, 2022.

On April 3, 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P., and The P.F. Laboratories, Inc. (collectively, “Purdue”) sued Acura Pharmaceuticals, Inc. (“Acura”) and Egalet Corporation and Egalet US, Inc. (collectively, “Egalet”) in the U.S. District Court for the District of Delaware for patent infringement of U.S. Patent No. 8,389,007 (the “‘007 patent”) alleging that Acura’s and Egalet’s commercialization of OXAYDO will infringe the ‘007 patent. . The Company is aggressively defending its legal position to preserve its right to market and sell OXAYDO. As is the case with patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale OXAYDO and/or may find that OXAYDO infringes the ‘007 patent.

In addition, on February 20, 2015, Purdue has requested the U.S. Patent and Trademark Office (USPTO) to declare an interference between Purdue’s U.S. Patent Application Ser. Nos. 14/243,580 and 14/605,034 and Acura’s U.S. Patent Nos. 8,409,616, 8,637,540, 7,981,439, 7,510,726, and 7,201,920.  These patents, which have been exclusively licensed to the Company, cover OXAYDO. The USPTO denied Purdue’s request for interference as premature. However, Purdue may request an interference in the future.  The Company is reviewing Purdue’s assertions, but no response is due or requested at this time.

11. Acquisitions and License and Collaboration Agreements

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

The Company determined that the deliverables under the Shionogi agreement were: (i) the exclusive, royalty-bearing, worldwide license to its abuse-deterrent hydrocodone-based product candidates using certain of the Company’s core technologies, (ii) the research and development services to be completed by the Company and (iii) the Company’s obligation to serve on a joint committee. The license did not have standalone value to Shionogi and was not separable from the research and development services, because of the uncertainty of Shionogi’s ability to develop the product candidates without the research and development services of the Company during the transfer period and over the term of the agreement.

Due to the lack of standalone value for the license, research and development services and the joint committee obligation, the upfront and IND payment are being recognized ratably using the straight line method through November 2030, the expected term of the agreement. The Company recorded the $10.0 million upfront payment and subsequent $10.0 million IND payment as deferred revenue within its consolidated balance sheet as of June 30, 2015. For the six months ended June 30, 2014 and 2015, the Company recognized revenue of $262,000 and $433,000, respectively, related to the amortization of deferred revenue.

Additionally, during the six months ended June 30, 2014 and 2015, the Company recognized revenue of $487,000 and $540,000, respectively, related to certain development costs incurred under the Company’s collaborative research and license agreement

Collaboration and License Agreement with Acura

In January 2015, the Company entered into a Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion® Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the U.S. in 5 and 7.5 mg strengths, but was not actively marketed. Under the terms of the Collaboration and License Agreement, Acura transferred the approved NDA for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide (the “Territory”) in all strengths.

The Company paid Acura an upfront payment of $5.0 million in January 2015 and will pay a $2.5 million milestone on the earlier to occur of first commercial sale of OXAYDO or January 1, 2016.  In addition, Acura will be entitled to a one-time $12.5 million milestone payment when OXAYDO net sales reach a specified level of $150 million in a calendar year.

The Company has recorded a product rights intangible asset of $7.7 million related to the arrangement, which includes $172,000 of transaction costs related to the agreement.  The intangible asset is being amortized over a useful life of 7 years, which coincides with the patent protection of the product in the U.S.

In addition, Acura will receive from Egalet, a stepped royalty at percentage rates ranging from mid-single digits to double-digits on net sales during a calendar year based on Oxyado net sales during such year.  In any calendar year in which net sales exceed a specified threshold, Acura will receive a double digit royalty on all Oxaydo net sales in that year. Egalet’s royalty payment obligations commence on the first commercial sale of Oxaydo and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering Oxaydo in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the United States).  Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by Egalet to acquire intellectual property rights to commercialize Oxaydo, with an aggregate minimum floor.

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

The Company accounted for the arrangement as a business combination and the purchase price has been preliminarily allocated to the acquisition date fair values as follows:

Allocation
Inventory	$3,408
Property, plant & equipment	100
Finite lived intangible-product rights	4,620
Net assets acquired	$8,128

During the six months ended June 30, 2015, management determined that the allocation of the purchase price to inventory and the intangible should be adjusted based on the valuation of the acquired assets.  As a result, an adjustment was recorded to increase the allocation of the purchased price of the acquired finished goods inventory by $827,000 and increase the fair value of the intellectual property by $2.5 million.  These adjustments reduced goodwill related to the acquisition to $0.

The above estimated fair values of assets acquired are provisional and are based on the information that was available from the acquisition date through the six months ended June 30, 2015 to estimate the fair value of assets acquired.  The Company believes that information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information and analyses necessary to finalize all of the amounts listed above.  Thus, the provisional measurements of fair value reflected above are subject to change. Such changes could be significant.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The Company incurred $1.1 million of SPRIX acquisition-related costs, which were expensed as G&A in the consolidated statement of operations.

The following table presents supplemental pro forma information for the three and six months ended June 30, 2014 as if the acquisition of SPRIX had occurred on January 1, 2014 (unaudited).  Due to the acquisition date of January 8, 2015, there is no material difference between the Company’s results presented in the consolidated statement of operations and the pro forma results for the three and six months ended June 30, 2015:

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
Pro forma product sales	$808	$2,006
Pro forma net loss	(12,365)	(27,079)
Pro forma net loss per share	$(0.78)	$(2.12)

12. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended June 30, 2014, the Company recorded tax expense of $16,000 and for the three months ended June 30, 2015 the Company had a tax benefit of $23,000.  For six months ended June 30, 2014 and 2015, the Company recorded tax expense of $51,000 and $3,000, respectively

As of December 31, 2014 and June 30, 2015, the Company had a non-current deferred tax liability of $25,000 and $27,000 respectively.  The deferred tax liability relates to an indefinite-lived intangible that was recorded in connection with the Danish IPR&D. The Company maintains a full valuation against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

13. Related-Party Transactions

Related Party Receivables

The Company has derived a portion of revenue for the three and six months ended June 30, 2014 and 2015 under its license and collaboration agreement with Shionogi, who is also an investor in the Company. As of December 31, 2014 and June 30, 2015, related party receivables with Shionogi were $679,000 and $537,000, respectively and consisted of revenue from development costs incurred under the Company’s collaborative research and license agreement of $679,000 and $537,000 for the six months ended June 30, 2014 and 2015, respectively.

14. Subsequent Events

At The Market Offering

On July 2, 2015, the Company entered into a sale agreement with Cantor Fitzgerald & Co. (“Cantor”) to offer shares of the Company’s common stock from time to time through Cantor, as the Company’s sales agent for the offer and sale of the shares, in an “at-the-market” offering.  The Company may offer and sell shares of common stock for an aggregate offering price of up to $30.0 million.

Follow-On Offering

On July 31, 2015 the Company completed an underwritten public offering of 7,666,667 shares of common stock (including the exercise in full of the underwriters’ option to purchase additional shares) at an offering price of $11.25 per share for gross proceeds of $86.3 million The Company estimates net proceeds from the offering to be $80.8 million, after deducting the underwriting discounts and estimated expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; the success and timing of our preclinical studies and clinical trials; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and the labeling under any approval we may obtain; our plans and ability to develop and commercialize our products and product candidates; our ability to achieve the milestones set forth in our collaboration agreement with Shionogi; our failure to recruit or retain key scientific or management personnel or to retain our executive officers; the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets; regulatory developments in the U.S. and foreign countries; the rate and degree of market acceptance of any of our product candidates; our use of the proceeds from our IPO and the concurrent private placement; our ability to obtain additional financing; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; the successful development of our commercialization capabilities, including sales and marketing capabilities; recently enacted and future legislation regarding the healthcare system; the success of competing products that are or become available; our ability to service the Hercules debt and 5.50% Notes and to repay them at maturity (if, with respect to the 5.50% Notes, they’re not converted) and the performance of third parties, including contract research organizations and manufacturers.

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

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative medicines for patients with acute and chronic pain while helping to protect physicians, families and communities from the burden of prescription abuse. In January 2015, we announced the acquisition and license of two innovative pain products, SPRIX® (ketorolac tromethamine) Nasal Spray and OXAYDO™ (oxycodone HCI, USP) tablets for oral use only —CII, both approved by the FDA. SPRIX Nasal Spray®, a NSAID, is indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. OXAYDO is the first and only approved immediate-release (“IR”) oxycodone product formulated to discourage abuse via snorting, for the management of acute and chronic moderate to severe pain where an opioid is appropriate. In addition, using our proprietary Guardian™ Technology, we are developing a pipeline of clinical-stage, opioid-based product candidates that are specifically designed to deter abuse by physical and chemical manipulation. In the second quarter of 2015, we completed a pivotal bioequivalence study for our lead product candidate based on our Guardian Technology. Egalet-001, an abuse-deterrent extended-release oral morphine formulation. We have demonstrated bioequivalence at 15, 30 and 60 mg doses of Egalet-001to MS Contin and plan to submit a new drug application “NDA” for Egalet-001 in the fourth quarter of 2015.  In the second quarter of 2015, we initiated a Phase 3 program for our second product candidate, Egalet-002, an abuse deterrent, extended release, oral oxycodone formulation. We plan to submit an NDA in mid-2017. We also have a collaboration and license agreement with Shionogi to develop, manufacture and commercialize abuse-deterrent hydrocodone-based product candidates using our Guardian Technology. Our Guardian Technology, which allows us to create physical and chemical barriers intended to deter the most common methods of abuse are specific to a particular drug, can be applied broadly across different classes of pharmaceutical products and can be used to develop combination products that include multiple active pharmaceutical ingredients with similar or different release profiles and offers us a number of long-term growth opportunities.

OXAYDO is the first and only approved immediate-release oxycodone product formulated to discourage abuse via snorting.  It is indicated for the management of acute and chronic moderate to severe pain where an opioid is appropriate. OXAYDO was approved in 2011 and has data in its label from a Category 3 intranasal human abuse liability (“HAL”) study. The study compared drug liking and potential to “take drug again” in a population of recreational non-dependent opioid users after snorting crushed OXAYDO and crushed immediate release (“IR”) oxycodone. The responses on both “take drug again” and drug liking were lower for OXAYDO compared to IR oxycodone.

IR oxycodone is more often abused than extended-release (“ER”) oxycodone and is most often abused via the route of snorting. There has been an increase in the abuse of IR oxycodone since the reformulation of ER oxycodone. With 52.3 million prescriptions of IR oxycodone written in 2013, there is a substantial need for an IR oxycodone product like OXAYDO which is designed to discourage abuse via snorting.

SPRIX Nasal Spray is the first and only approved nasal spray formulation of ketorolac, an NSAID, used for short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. As an NSAID, SPRIX provides analgesia at the opioid level without the side effects or issues of misuse or abuse common to opioids. Our initial commercial focus will be to introduce the product and its unique profile to pain care specialists who routinely see patients that require short-term analgesics requiring opioid level analgesia. We began selling SPRIX in the first quarter of 2015 and began promoting SPRIX with our salesforce in the second quarter of 2015.

To commercialize SPRIX and OXAYDO and ultimately our pipeline product candidates, we have built a 50 person specialty sales force targeting the approximately 7,000 physicians in the high-decile of prescribing pain medicines in the U.S. We intend to consider partnerships to access third-party sales representatives who target primary care and internal medicine physicians in the U.S. and collaborations with other companies to develop and commercialize our product candidates outside the U.S.

Formulated using our proprietary Guardian™ Technology, we are developing two late-stage product candidates specifically designed to deter abuse by physical and chemical manipulation. Our product candidates, Egalet-001 and Egalet-002 are in late-stage clinical development for the management of pain severe enough to require daily, around-the-clock opioid treatment and for which alternative treatments are inadequate.

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

We believe that Egalet-001, if approved, would fill a significant unmet need in the marketplace. Clinically, we have completed multiple Phase 1 pharmacokinetic (“PK”) studies and are in the process of completing the pivotal bioequivalence studies of Egalet-001. Also, we have completed Category 1 abuse-deterrent studies demonstrating physical and chemical properties of the product. We announced in January of 2015 positive top-line data from a Category 3 abuse-deterrent HAL study. This was the first clinical demonstration in which Egalet-001 showed lower abuse potential compared to MS Contin when taken orally. In June 2015, we announced positive results from a pivotal bioequivalence study in which we demonstrated bioequivalence of Egalet-001 60 mg to MS Contin 60 mg. We plan to seek U.S. regulatory approval of Egalet-001 pursuant to Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act. Having completed pivotal studies for Egalet-001, we anticipate submitting an NDA for Egalet-001 in the fourth quarter of 2015.

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

We believe our second product candidate, Egalet-002, if approved, will have advantages over commercially available, long-acting, abuse-deterrent oxycodone products, such as OxyContin®, due to its differentiated abuse-deterrent properties and a PK profile that demonstrates low peak-to-trough concentration variability in drug exposure. Peak-to-trough concentration variability means the difference between the highest concentration of an API in the bloodstream and the lowest concentration of such API in the bloodstream. We believe the low variability we have observed in Egalet-002 will result in better, more consistent pain relief and reduced used of rescue medication to treat breakthrough pain, as compared to oxycodone-based products that exhibit higher variability. We have conducted Phase 1 PK trials of Egalet-002 and completed initial Category 1 abuse-deterrent studies in compliance with the FDA guidance on Abuse-Deterrent Opioids — Evaluation and Labeling. In May 2015, we announced positive top-line results from Category 1 abuse-deterrent studies of Egalet-002 compared to the reformulated, abuse-deterrent OxyContin that demonstrated that Egalet-002 resisted common and rigorous forms of physical manipulation used to defeat the tablet and snort—the most common route of abuse—oxycodone-based products. By performing a comprehensive battery of laboratory tests to assess the physical and chemical properties of Egalet-002 with reformulated OxyContin serving as a comparator, we demonstrated that Egalet-002 has strong abuse-deterrent features. The Category 1 data demonstrated that it took five times the level of effort to manipulate Egalet-002 compared to abuse-deterrent OxyContin. The findings from the Category 1 study were used to define the optimal method for maximally challenging the product in the Category 3 oral HAL study which tested a more rigorous method of manipulation. Many oral HAL studies conducted to date have used chewing as the method of manipulating the investigational product. However, because of the extremely hard outer shell, Egalet-002 is very difficult to chew so this method of manipulation was not an option to defeat the tablet when conducting the oral HAL study. The method for Egalet-002 involved serial manipulations, using both mechanical and electrical instruments, as compared to both immediate-release (IR) oxycodone and OxyContin, which both required only a one-step manipulation process.  The results of the oral HAL study showed that, after maximal manipulation, drug liking was similar for Egalet-002, IR oxycodone and OxyContin following oral administration in nondependent recreational opioid users.  We plan to discuss the results with the FDA as we design a pivotal oral HAL study for Egalet-002. We are also conducting the abuse-deterrence studies in accordance with the FDA guidance on abuse-deterrent opioids with the goal of obtaining abuse-deterrent claims in our product label. In parallel, we initiated a plan to initiate a Phase 3 safety and efficacy program for Egalet- 002 in the second quarter of 2015. We anticipate submitting an NDA for Egalet-002 in mid-2017.

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

Our net losses were $11.7 million and $17.1 million for the three months ended June 30, 2014 and 2015, respectively, and net losses were $24.6 million and $33.8 million for the six months ended June 30, 2014 and 2015 respectively. We recognized revenues of $490,000 and $959,000 for the three months ended June 30, 2014 and 2015, respectively, and revenues of $746,000 and $1.7 million for the six months ended June 30, 2014 and 2015, respectively.  As of June 30, 2015, we had an accumulated deficit of $110.4 million.

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

We will seek to register and license the commercial rights to our products outside the U.S. to a third-party organization that has an established track record of success in commercializing pain products outside the U.S.

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

We sell SPRIX product in the U.S. to a single specialty pharmaceutical distributor subject to rights of return. SPRIX has limited sales history, and we cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of SPRIX until the right of return no longer exists, which occurs at the earlier of the time SPRIX units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using an analysis of third-party information.

Related Party Revenue

During 2013, we entered into a collaborative research and license agreement with Shionogi, an investor in the company. The terms of this agreement contain multiple deliverables which include (i) licenses; (ii) research and development activities and (iii) certain of our core technologies and improvements thereon.  We have adopted the provisions of ASU 2009-13,”Multiple-Deliverable Revenue Arrangements,” which amends ASC 605-25.  In accordance with ASU 2009-13, we considered whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand-alone value.

Inventory

Inventories are stated at the lower of cost or market net of reserve for excess and obsolete inventory.  At June 30, 2015, inventory consisted of raw materials, finished goods and deferred cost of goods.

Intangible Assets

Intangible assets consist of product rights related to the SPRIX acquisition, product rights associated with the Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets, and IPR&D related to our drug delivery platform technology we acquired as part of the acquisition of Egalet A/S.

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

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Stock Options

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

We use the simplified method as prescribed by the SEC SAB No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the six months ended June 30, 2015:

Risk-free interest rate	1.70%
Expected term of options (in years)	6.25
Expected volatility	77.94%
Dividend yield	—

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

As of June 30, 2015, there was $6.8 million of total unrecognized compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted-average remaining period of 1.85 years.

Convertible Debt Accounting

We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We determined the embedded conversion options in the 5.50% convertible senior notes (the Notes) are not required to be separately accounted for as derivatives. However, since the Notes can be settled in cash or common shares or a combination of cash and common shares at our option, we are required to separate the Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

The fair value of the liability component of the Notes was estimated at $40.6 million at issuance. Therefore, the difference between the $61.0 million face value of the Notes and the $40.6 million estimated fair value of the liability component will be amortized to interest expense over the term of the Notes through April 1, 2020 using the effective interest method.

The estimated fair value of the liability component at the date of issuance was determined using valuation models that are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk free interest rate for notes with a similar term.

The 5.50% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock:

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

•                  during the five business day period after any five consecutive trading day period, the measurement period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•                  upon the occurrence of specified corporate events.

The Company will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election.

On a quarterly basis, we perform an assessment in order to determine whether the 5.50% Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should the 5.50% Notes become convertible, we then assess our intent and ability to settle the 5.50% Notes in cash, shares of common stock, or a combination of cash and shares of common stock.

Interest Make-Whole Derivative

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the Notes prior to April 1, 2018, we will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2015

	Three months ended June 30,
(in thousands)	2014	2015	Change

Revenues
Net product sales	$—	$607	$607
Related party revenues	490	352	(138)
Total revenues	490	959	469
Costs and Expenses:
Cost of sales (excluding product rights amortization)	—	207	207
Amortization of product rights	—	585	585
General and administrative	4,516	5,804	1,288
Sales and marketing	212	3,284	3,072
Research and development	7,361	4,903	(2,458)
Total costs and expenses	12,089	14,783	2,694
Loss from operations	(11,599)	(13,824)	(2,225)
Change in fair value of derivative liability	—	773	773
Interest (income) expense	(4)	2,306	2,310
Other (gain) loss	—	(2)	(2)
Loss (gain) on foreign currency exchange	47	188	141
Loss from operations before income taxes	(11,642)	(17,089)	(5,447)
Provision for income taxes	16	(23)	(39)
Net loss	$(11,658)	$(17,066)	$(5,408)

Net Product Sales

Net product sales were $607,000 for the three months ended June 30, 2015 and consisted entirely of the sale of SPRIX, which was acquired on January 8, 2015.  There were no product sales in 2014.

Related Party Revenues

Revenues decreased from $490,000 for the three months ended June 30, 2014 to $352,000 for the three months ended June 30, 2015, as a result of decreased research and development services performed under our collaboration agreement with Shionogi offset by the amortization of deferred revenue related to the $10.0 million payment received in the second quarter of 2015.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding product amortization rights) was $207,000 in the three months ended June 30, 2015 related entirely to the sale of SPRIX, which was acquired on January 8, 2015.  The cost of sales reflects the fair value of finished goods inventory that was acquired as part of the acquisition and was dispensed to patients during the period.

Amortization of Product Rights

Amortization was $585,000 for the three months ended June 30, 2015 and was comprised of $249,000 for the OXAYDO and $336,000 for the SPRIX intangible assets. There was no intangible amortization in 2014.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 28.5%, from $4.5 million for the three months ended June 30, 2014 to $5.8 million for the three months ended June 30, 2015. This was primarily attributable to an increase in employee salary and benefits of $1.0 million and $1.1 million in professional and administrative fees as we continue to expand our U.S. operations.  These increases were offset by a decrease in stock compensation expense of $1.1 million.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.1 million from $212,000 to $3.3 million for the three months ended June 30, 2015 related to the establishment of the commercial operations in the U.S. and launch activities for SPRIX and pre-launch activities for OXAYDO.  Sales and marketing costs were de Minimis for 2014.

Research and Development Expenses

Research and development expenses decreased by $2.5 million, or 33.3%, from $7.4 million for the three months ended June 30, 2014 to $4.9 million for the three months ended June 30, 2015. This decrease was driven primarily by a decrease in our development costs for Egalet-001 for $1.9 million and a decrease in stock compensation expense of $1.6 million.

Change in fair value of derivative liability

The interest make whole provision of the 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of the derivative liability of $773,000 is due primarily to the increase in the value of our common stock from the date of issuance of the notes on April 1, 2015 through June 30, 2015.

Interest expense

Interest expense was $2.3 million for the three months ended June 30, 2015 compared to interest income of $4,000 for the three months ended June 30, 2014.  The increase was attributable to the $2.3 million in interest expense that was recorded in the 2015 period in connection with the Hercules Loan and the 5.50% Convertible Senior Notes.

Other (Gain) Loss

For the three months ended June 30, 2015 we recognized a gain on the sale of marketable securities of $2,000.

Loss on Foreign Currency Exchange

For the three months ended June 30, 2014 and 2015 we recognized a loss on foreign currency exchange of $47,000 and $188,000, respectively. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2014 when compared to 2015.

Provision for Income Taxes

We had a provision for income taxes of $16,000 for the three months ended June 30, 2014 and income tax benefit of $23,000 for the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2014 and 2015

	Six months ended June 30,
(in thousands)	2014	2015	Change

Revenues
Net product sales	$—	$769	$769
Related party revenues	746	973	227
Total revenues	746	1,742	996
Costs and Expenses:
Cost of sales (excluding product rights amortization)	—	301	301
Amortization of product rights	—	963	963
General and administrative	7,778	10,499	2,721
Sales and marketing	218	4,859	4,641
Research and development	10,141	15,303	5,162
Total costs and expenses	18,137	31,925	13,788
Loss from operations	(17,391)	(30,183)	(12,792)
Change in fair value of derivative liability	—	773	773
Interest expense	7,088	2,766	(4,322)
Other (gain) loss	—	(2)	(2)
Loss on foreign currency exchange	43	85	42
Loss from operations before income taxes	(24,522)	(33,805)	(9,283)
Provision for income taxes	51	3	(48)
Net loss	$(24,573)	$(33,808)	$(9,235)

Net Product Sales

Net product sales were $769,000 for the six months ended June 30, 2015 and consisted entirely of the sale of SPRIX, which was acquired on January 8, 2015.  There were no product sales in 2014.

Related Party Revenues

Revenues increased from $746,000 for the six months ended June 30, 2014 to $973,000 for the six months ended June 30, 2015, as a result of the increased amortization of deferred revenue and increased research and development services performed under our collaboration agreement with Shionogi.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding product amortization rights) was $301,000 in 2015 related entirely to the sale of SPRIX, which was acquired on January 8, 2015.  The cost of sales reflects the fair value of finished goods inventory that was acquired as part of the acquisition and was dispensed to patients during the period.

Amortization of Product Rights

Amortization was $963,000 for the six months ended June 30, 2015 and was comprised of $523,000 for the OXAYDO and $441,000 for the SPRIX intangible assets. There was no intangible amortization in 2014.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, or 35.0%, from $7.8 million for the six months ended June 30, 2014 to $10.5 million for the six months ended June 30, 2015. This was primarily attributable to an increase in professional fees (legal, accounting and tax, and insurance) of $2.1 million and an increase in employee salary and benefits of $1.6 million as we continue to expand our U.S. operations.  These increases were offset by a decrease in stock compensation expense of $1.3 million.

Sales and Marketing Expenses

Sales and marketing expenses were $4.9 million for the six months ended June 30, 2015 related to the establishment of the commercial operations in the U.S. and launch activities for SPRIX and the pre-launch activities for OXAYDO.  Sales and marketing costs were de Minimis for 2014.

Research and Development Expenses

Research and development expenses increased by $5.2 million, or 50.9%, from $10.1 million for the six months ended June 30, 2014 to $15.2 million for the six months ended June 30, 2015. This increase was driven primarily by an increase in our development costs for Egalet-002 of $4.1 million and an increase in our development costs for Egalet-001 of $1.4 million. These increases were offset by a decrease in stock compensation expense of $1.6 million.

Change in fair value of derivative liability

The interest make whole provision of the 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of the derivative liability of $773,000 is due primarily to the increase in the value of our common stock from the date of issuance of the notes on April 1, 2015 through June 30, 2015.

Interest Expense

Interest expense decreased by $4.3 million, from $7.1 million for the six months ended June 30, 2014, to $2.8 for the six months ended June 30, 2015.  The decrease was primarily attributable to the $7.0 million interest expense we recognized in 2014 related to the accretion of premium that was recorded in connection with our August 2013 convertible debt issuance, compared to interest expense of $2.8 million for the six months ended June 30, 2015 due to interest on the Hercules Loan and the 5.50% Notes.

Other (Gain) Loss

For the six months ended June 30, 2015 we recognized a gain on the sale of marketable securities of $2,000.

Loss on Foreign Currency Exchange

For the six months ended June 30, 2014 and 2015 we recognized a loss on foreign currency exchange of $43,000 and $85,000, respectively. This difference is attributable to the change in the average rates of currency in which we transacted during 2014 when compared to 2015.

Provision for Income Taxes

We had a provision for income taxes of $51,000 and $3,000 for the six months ended June 30, 2014 and 2015, respectively. During the six months ended June 30, 2015, tax expense was recorded due to amortization of the indefinite-lived intangible asset.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $24.6 million and $33.8 million for the six months ended June 30, 2014 and 2015, respectively. Our operating activities used $10.8 million of cash during the six months ended June 30, 2014 and used $2.1 million of cash during the six months ended June 30, 2015. At June 30, 2015, we had an accumulated deficit of $110.4 million, a working capital surplus of $84.9 million and cash and cash equivalents of $57.7 million.

From our inception through our IPO on February 11, 2014, we received gross proceeds of $31.1 million from the issuance of preferred stock and convertible debt. Through June 30, 2015 we have also financed our operations with the $3.4 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million from Shionogi under a collaboration agreement. We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Shionogi. Our ability to earn these payments and their timing is dependent upon the outcome of ours and Shionogi’s activities and is uncertain at this time.

On February 11, 2014, 4,200,000 shares of our common stock were sold at an IPO price of $12.00 per share, for aggregate gross proceeds of $50.4 million. On March 7, 2014, in connection with the exercise by the underwriters of a portion of the over-allotment option granted to them in connection with the IPO, 630,000 additional shares of our common stock were sold at the IPO price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the IPO, we converted all of our convertible preferred stock and related party senior convertible debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi, our collaboration partner, purchased 1,250,000 shares of our common stock in a separate private placement concurrent with the completion of the IPO at a price per share equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.

In January 2015, we entered the Loan Agreement with Hercules and certain other lenders, pursuant to which we borrowed $15 million under a term loan.  Refer to Note 6 — Long Term Debt in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

In April 2015, we issued through a private placement $60.0 million in aggregate principal amount of 5.50% convertible senior notes due April 1, 2020.  On May 6, 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for the aggregate gross proceeds of $61.0 million. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 6- Long term debt for additional information.

On July 31, 2015 the Company completed an underwritten public offering of 7,666,667 shares of common stock (including the exercise in full of the underwriters’ option to purchase additional shares) at an offering price of $11.25 per share for gross proceeds of $86.3 million The Company estimates net proceeds from the offering to be $80.8 million, after deducting the underwriting discounts and estimated expenses.

During the six months ended June 30, 2015 we had significant cash outflows related to the purchase of SPRIX and license of OXAYDO of $8.1 million and $5.2 million, respectively.  With regards to OXAYDO, we also owe Acura a $2.5 million milestone on the earlier to occur of first commercial sale of OXAYDO or January 1, 2016.  Refer to Note 11 - Acquisitions and License and Collaboration Agreements in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2015:

	Six Months Ended June 30,
(in thousands)	2014	2015
Net cash (used in) provided by:
Operating activities	$(10,837)	$(2,062)
Investing activities	(2,499)	(65,004)
Financing activities	66,982	71,578
Effect of foreign currency translation on cash and cash equivalents	(87)	416
Net increase in cash and cash equivalents	$53,559	$4,928

Cash Flows from Operating Activities

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

Net cash used in by operating activities was $2.1 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $33.8 million offset by an increase in deferred revenue of $23.1 million generated by the Shionogi milestone received and sales of SPRIX in the first quarter of 2015, non-cash items consisting of $2.4 million of stock-based compensation, $1.5 million of amortization and depreciation expense, and $1.4 million of amortization of debt discount.  Net cash inflows from changes in other operating assets and liabilities were primarily due to an increase in accrued expenses of $3.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $2.5 million and consisted of purchases of property and equipment as well as deposits on future related purchases.

Net cash used in investing activities for the six months ended June 30, 2015 was $65.0 million and consisted of $53.4 million for the purchase of available for sale securities, $8.1 million for the purchase of SPRIX, $5.2 million for the license of OXAYDO and payments of $674,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $67.0 million for the six months ended June 30, 2014 and consisted of $53.0 million in proceeds from the completion of our IPO in February of 2014. There were additional proceeds of $14.0 million from the issuance of common stock in connection with our commitment to Shionogi.

Net cash provided by financing activities was $71.6 million for the six months ended June 30, 2015 and consisted of the net proceeds from Hercules Loan and the 5.50% Notes of $14.8 million and $56.9 million, respectively.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, commercial infrastructure development, legal and other regulatory expense, business development opportunities and general overhead costs. We expect our cash expenditures to increase in the near term as we fund our commercial launches of SPRIX and OXAYDO and clinical development of Egalet-001 and Egalet-002.

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

We believe that our existing capital resources, including the net proceeds from our IPO and the concurrent private placement with Shionogi, our loan agreement with Hercules, the issuance of the 5.50% Notes and the net proceeds from our follow on offering, will be sufficient to fund our operations through December 31, 2016.  However, our future operating and capital requirements will depend on many factors, including:

•whether Shionogi continues to pursue our collaboration arrangement for the development, manufacturing and commercialization of abuse-deterrent hydrocodone product candidates using certain of our core technologies;

•the results of our clinical trials;

•the costs, timing and outcome of regulatory review;

•the potential need for a Phase 3 safety and efficacy study with respect to Egalet-001;

•the cost of our current commercialization activities, as well as, if any future product candidates are approved for sale, including marketing, sales and distribution costs;

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

Contractual Obligations and Commitments

The following table represents our contractual obligations and commitments as of June 30, 2015.

	Payments Due By Period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	$269	$142	$127	$—	$—
Hercules Loan (2)	17,705	3,998	13,125	582
5.50% Notes (3)	77,719	3,299	6,710	67,710
Other(4)(5)	2,578	2,571	7	—	—
Total	98,271	10,010	19,969	68,292	—

(1)                                 Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space.

(2)                                 In January 2015, we entered into the Loan Agreement with Hercules, pursuant to which we borrowed $15.0 million.  The term loan bears an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%. Pursuant to the terms of the Loan Agreement, we will make interest-only payments for 12 months, and then repay the principal balance of the loan in 30 equal monthly payments of principal and interest through the scheduled maturity date on July 1, 2018.  In connection with the Loan Agreement, we granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

(3)                                 On April 1, 2015, we issued, through a private placement, $60.0 million in aggregate principal amount of the 5.50% Notes. On May 6, 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

(4)                                 In connection with the OXAYDO collaboration and license agreement, we will pay Acura $2.5 million milestone on the earlier to occur of first commercial sale of OXAYDO or January 1, 2016.

(5)                                 We have employment agreements with our executive officers that require the funding of a specific level of payments if specified events occur, such as a change in control or termination without cause. However, because of the contingent nature of those payments, they are not presented in the table.

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

Legal Proceedings

Please refer to Note 10 - “Commitments and Contingencies—Legal Proceedings” in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and marketable securities of $108.4 million and $52.7 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We have international operations and as a result contract with vendors internationally. We may be subject to fluctuations in foreign currency rates in connection with payments made under these agreements. Historically, we have not hedged our foreign currency exchange rate risk, as the impacts of changes in foreign currency rates on payments made under these arrangements have not been material.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2015, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note 8 - “Commitments and Contingencies—Legal Proceedings” in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as amended and supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2015. There have been no changes to these risk factors during the three months ended June 30, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As further described in our Current Report on Form 8-K filed with the SEC on January 13, 2015, in January 2015, in connection with our entering into the Loan Agreement, we issued Hercules a warrant to purchase $600,000 in shares of the our common stock at an exercise price of $5.29 per share (or, approximately 113,421 shares of common stock) pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

As further described in our Current Report on Form 8-K filed with the SEC on April 8, 2015, in April 2015, we issued through a private placement $60.0 million in aggregate principal amount of 5.50% convertible debt senior notes due April 1, 2020 (the “%.50% Notes”). In May 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over allotment, for aggregate gross proceeds of $61.0 million. The 5.50% Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the 5.50% Notes. Refer to Note 6- Long term debt for additional information.

Use of Proceeds

On February 5, 2014, our Registration Statement on Form S-1 (File No. 333-191759) (the “Form S-1”) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 4,830,000 shares of our common stock at a price to the public of $12.00 per share. From the effective date of the Form S-1 through June 30, 2015, we have used the proceeds from our IPO as described in our final prospectus, filed with the SEC on February 7, 2014, as well as to fund the acquisition and commercialization of our approved products, OXAYDO and SPRIX.

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

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended.

4.1

Indenture dated April 7, 2015 between the Company and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2015).

10.1

Purchase Agreement, dated April 1, 2015, by and among Egalet Corporation and the initial purchasers named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015).

10.2

Amendment No. 3. Dated April 2, 2015 to the Loan and Security Agreement by and among Egalet Corporation, Egalet US, Inc., Hercules Technology Growth Capital, Inc. and the several other banks, financial institutions and entities from time to time party thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2015).

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

Date: August 7, 2015

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