Form 10-Q
period 2016-03-31
Egalet Corp
filed 2016-05-10
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36295

Egalet Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-3575334 (I.R.S. Employer Identification No.)

600 Lee Road Suite 100 Wayne, PA (Address of Principal Executive Offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: (610) 833-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

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

Common Stock, $0.001 par value                                 Shares outstanding as of May 10, 2016: 25,085,554

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries, including its predecessor Egalet Limited (“Egalet UK”) which was acquired on November 26, 2013.  The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2016.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	March 31, 2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,665	$34,167
Marketable securities, available for sale	99,042	89,451
Accounts receivable	295	829
Related party receivable	57	-
Inventory	1,837	2,137
Prepaid expenses and other current assets	1,295	1,616
Other receivables	1,047	2,217
Total current assets	150,238	130,417
Intangible assets, net	10,380	9,942
Property and equipment, net	7,801	11,310
Deposits and other assets	3,997	3,570
Total assets	$172,416	$155,239
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	7,417	5,087
Accrued expenses	7,616	9,573
Deferred revenue	10,128	8,374
Debt - current	3,320	5,045
Other current liabilities	183	251
Total current liabilities	28,664	28,330
Debt - non-current portion, net	52,442	51,959
Deferred income tax liability	1,084	900
Derivative liability	656	46
Other liabilities	348	1,269
Total liabilities	83,194	82,504

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2015 and March 31, 2016; 25,085,554 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	25	25
Additional paid-in capital	223,784	225,099
Accumulated other comprehensive (loss) income	(41)	705
Accumulated deficit	(134,546)	(153,094)
Total stockholders' equity	89,222	72,735
Total liabilities and stockholders’ equity	$172,416	$155,239

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2016
Revenues
Net product sales	$162	$2,563
Collaboration revenues	—	100
Related party revenues	643	—
Total revenue	805	2,663

Cost and Expenses
Cost of sales (excluding amortization of product rights)	94	882
Amortization of product rights	378	501
General and administrative	4,861	5,998
Sales and marketing	1,568	6,202
Research and development	10,251	6,119
Total costs and expenses	17,152	19,702
Loss from operations	(16,347)	(17,039)

Other (income) expense:
Change in fair value of derivative liability	—	(610)
Interest expense, net	451	2,309
Other gain	—	(3)
Gain on foreign currency exchange	(103)	(2)
	348	1,694
Loss before provision (benefit) for income taxes	(16,695)	(18,733)
Provision (benefit) for income taxes	26	(185)
Net loss	$(16,721)	$(18,548)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.02)	$(0.76)
Weighted-average shares outstanding, basic and diluted	16,451,669	24,406,247

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2015	2016
Net loss	$(16,721)	$(18,548)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	158
Foreign currency translation adjustments	(815)	588
Comprehensive loss	$(17,536)	$(17,802)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2016
Operating activities:
Net loss	$(16,721)	$(18,548)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	822
Change in fair value of derivative liability	—	(610)
Stock based compensation expense	1,114	1,315
Noncash interest and amortization of debt discount	128	2,163
Amortization of premium on marketable securities	—	302
Deferred income taxes	26	(185)
Changes in assets and liabilities:
Related party receivable	209	58
Accounts receivable	—	(534)
Inventory	(40)	(300)
Prepaid expenses and other current assets	(422)	(320)
Other receivables	(1)	(1,119)
Deposits and other assets	(8)	429
Accounts payable	(1,230)	(695)
Accrued expenses	1,952	130
Deferred revenue	14,542	(1,757)
Other current liabilities	(17)	56
Net cash provided by (used in) operating activities	163	(18,793)
Investing activities:
Payments for purchase of property and equipment	(163)	(3,610)
Purchases of investments	—	(26,713)
Sales of investments	—	2,400
Maturity of investments	—	33,761
Purchase of SPRIX	(8,128)	—
License of OXAYDO	(5,172)	—
Net cash (used in) provided by investing activities	(13,463)	5,838
Financing activities:
Net proceeds from debt	14,613	—
Net cash provided by financing activities	14,613	—
Effect of foreign currency translation on cash and cash equivalents	(164)	457
Net increase (decrease) in cash and cash equivalents	1,149	(12,498)
Cash at beginning of period	52,738	46,665
Cash at end of period	$53,887	$34,167
Supplemental disclosures of cash flow information:
Non-cash financing activities:
Issuance of warrants	$329	$—
Cash interest payments	$204	$2,042
Liability for contractual payment associated with OXAYDO License	$2,500	$—

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization

Egalet Corporation (the “Company”) was incorporated in Delaware in August 2013 and until its initial public offering (“IPO”) in February 2014, had nominal assets and no operations. Egalet Limited (“Egalet UK”), incorporated in July 2010 in England and Wales, owned all of the Company’s assets and operations and acquired them in July 2010 pursuant to an agreement to purchase the business and certain assets of Egalet A/S, which was founded under the laws of Denmark. This transaction was accounted for as a business combination. In November 2013, all of the issued and outstanding ordinary shares and preferred shares of Egalet UK were exchanged for an identical number of shares of common stock and preferred stock of the Company, which resulted in Egalet UK becoming a wholly-owned subsidiary of the Company (the “Share Exchange”). As Egalet UK and Egalet US, Inc. are entities under common control, the consolidated financial statements reflect the historical carrying values of Egalet UK’s assets and liabilities and its results of operations as if they were consolidated for all periods presented. As a result of these transactions, the Company has a late-stage portfolio of product candidates that are being developed using the Company’s broad-based drug delivery.

Business Overview

The Company is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. The Company was founded around its proprietary Guardian™ Technology that can be applied broadly across different classes of pharmaceutical products. Using this technology, the Company has two late-stage product candidates; ARYMO ER™, formerly known as Egalet-001, an abuse-deterrent (“AD”), extended-release (“ER”), oral morphine formulation, and Egalet-002, an AD,  ER, oral oxycodone formulation, which is in a Phase 3 program (our “lead product candidates”). Both lead product candidates are being developed for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. In January 2015, the Company acquired and in-licensed two Food and Drug Administration (“FDA”) -approved products—SPRIX® (ketorolac tromethamine) Nasal Spray and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (our “approved products”).  The Company’s Guardian Technology also can be used to develop combination products that include multiple active pharmaceutical ingredients (“APIs”) with similar or different release profiles and offers the Company a number of long‑term growth opportunities. The Company has patents and filed patent applications to protect its inventions covering both the Guardian technology and its products.

Stock Offerings

Initial Public Offering

In February 2014, 4,200,000 shares of common stock were sold on the Company’s behalf at an initial public offering (“IPO”) price of $12.00 per share, for aggregate gross proceeds of $50.4 million. On March 7, 2014, in connection with the exercise by the underwriters of a portion of the over‑allotment option granted to them as a part of the Company's IPO,  630,000 additional shares of common stock were sold by the Company at the IPO price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the IPO, the Company converted all of its convertible preferred stock and related party senior convertible debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi Limited (“Shionogi”), purchased 1,250,000 shares of the Company’s common stock in a separate private placement concurrent with the completion of the IPO at a price per share equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. The sale of such shares has not and will not be registered under the Securities Act of 1933, as amended. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.

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

Follow On Offering

In July 2015, the Company completed an underwritten public offering (the “Follow-On Offering”) of 7,666,667 shares of common stock (including the exercise in full of the underwriters’ option to purchase additional shares) at an offering price of $11.25 per share for gross proceeds of $86.3 million.  The net offering proceeds to the Company from the sale were $80.8 million, after deducting underwriting discounts and commissions of $5.2 million and offering costs of $293,000.

At the Market Offering

In July 2015, the Company entered into a sale agreement with Cantor Fitzgerald & Co. (“Cantor”) to offer shares of the Company’s common stock from time to time through Cantor, as the Company’s sales agent for the offer and sale of the shares, in an “at-the-market” offering.  The Company may offer and sell shares of common stock for an aggregate offering price of up to $30.0 million.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2016, the Company had an accumulated deficit of $153.1 million and will require substantial additional capital to fund its research and development of its proprietary product candidates and commercial plans for SPRIX Nasal Spray, OXAYDO and ARYMO. The Company reasonably expects that its cash and cash equivalents and marketable securities at March 31, 2016, will enable it to fund its operating expenses and capital expenditure requirements through March 31, 2017. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its preclinical and clinical product candidates, and the development of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful commercialization of its approved products, the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

In January 2015, the Company entered into a Loan and Security Agreement, (as amended, “the Loan Agreement”), with Hercules Technology Growth Capital, Inc., (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  Refer to Note 6 - Long term debt for additional information.

In April 2015, the Company issued through a private placement $60.0 million in aggregate principal amount of 5.50% convertible senior notes due April 1, 2020 (collectively with the additional notes described in the following sentence, the “5.50% Notes”).  On May 6, 2015, the Company issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment, for aggregate gross proceeds of $61.0 million.   Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.  Refer to Note 6 - Long term debt for additional information.

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Presentation

The unaudited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial information at March 31, 2016 and for the three months ended March 31, 2015 and 2016 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and for the three months ended March 31, 2015 and 2016. The financial data and other information disclosed in these notes related to the three months ended March 31, 2015 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently evaluating the impact that the standard will have on the financial statements, and has not yet determined what effect, if any, the impact of adoption will be.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements, and has not yet determined what effect, if any, the impact of adoption will be.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on the financial statements, and has not yet determined what effect, if any, the impact of adoption will be.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact that the standard will have on the financial statements, and has not yet determined what effect, if any, the impact of adoption will be.

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

3. Investments

Marketable Securities

Marketable securities consisted of the following as of March 31, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$89,440	$34	$(23)	$89,451
Total	$89,440	$34	$(23)	$89,451

The fair value of marketable securities as of March 31, 2016, with a maturity of less than one year is $65.0 million.  The fair value of marketable securities with a maturity of greater than one year is $24.5 million

Marketable securities consisted of the following at December 31, 2015:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$99,189	$—	$(147)	$99,042
Total	$99,189	$—	$(147)	$99,042

At March 31, 2016, the Company held 14 marketable securities which were in a continuous loss position for less than one year.  The unrealized losses are the result of current economic and market conditions and the Company has determined that only a temporary impairment exists at March 31, 2016.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at March 31, 2016:

	March 31,	December 31,
(in thousands)	2016	2015
Raw materials	$845	$589
Work in process	685	349
Finished goods	571	230
Deferred cost of sales	36	669
Total	$2,137	$1,837

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at  March 31, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,617	$(1,335)	$6,282	5.75
SPRIX product rights	4,620	(1,134)	3,486	3.75
IP R&D	174	—	174	Indefinite
Total	$12,411	$(2,469)	$9,942

The following represents the balance of the intangible assets at December 31, 2015:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,552	$(1,055)	$6,497	6.00
SPRIX product rights	4,620	(903)	3,717	4.00
IP R&D	166	—	166	Indefinite
Total	$12,338	$(1,958)	$10,380

There was no impairment to intangible assets recognized in the three months ended March 31, 2015 and 2016.

Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”)

In January 2015, the Company entered into a Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s  Aversion® Technology. The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone in October 2015 as a result of the first commercial sale of OXAYDO.  The Company also incurred transaction costs of $172,000 associated with the license agreement.  Refer to Note 11 — Acquisitions and License and Collaboration Agreements for additional details.

During the three months ended March 31, 2015 and 2016, the Company recognized amortization expense of $274,000 and $270,000, respectively, related to the OXAYDO product right intangible.

Purchase Agreement with Luitpold Pharmaceuticals, Inc. (“Luitpold”)

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

During the three months ended March 31, 2015 and 2016, the Company recognized amortization expense of $104,000 and $231,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications. The IP R&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2015 and March 31, 2016, the carrying value of IP R&D was $166,000, and $174,000, respectively.  The change in value was entirely due to fluctuation in foreign currency exchange rates.

6. Long-term Debt

Hercules Loan and Security Agreement

In January 2015, the Company entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Loan Agreement”), with Hercules and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bears an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.  The Company will make interest only payments through July 1, 2016, which may be further extended to January 1, 2017, subject to the FDA’s acceptance of the Company’s new drug application for its product candidate ARYMO ER, formerly known as Egalet-001, the Company’s receipt of at least $5.0 million of product revenue for any consecutive three month period prior to June 30, 2016 and there being no event of default under the Loan Agreement.  After the interest only payment period, the Company will then repay the principal balance of the loan in 25 equal monthly payments of principal and interest through the scheduled maturity date of July 1, 2018.  In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

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

5.50% Convertible Senior Notes Due 2020

On April 7, 2015, the Company issued through a private placement $60.0 million in aggregate principal amount of the 5.50% Notes. On May 6, 2015, the Company issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

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

The 5.50% Notes are effectively junior to the $15.0 million principal amount of secured indebtedness outstanding under the Loan Agreement with Hercules and certain other lenders, to the extent of the value of the assets securing such indebtedness.

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

Holders may convert all or any portion of their 5.50% Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances:

•

on or after the date that is six months after the last date of original issuance of the 5.50% Notes, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to the conversion price for the 5.50% Notes on each applicable trading day;

•

during the five business day period after any five consecutive trading day period, (the “measurement period”) in which the trading price per $1,000 principal amount of 5.50% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.

On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 5.50% Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The conversion rate for the 5.50% notes is initially 67.2518 shares of common stock per $1,000 principal amount of 5.50% Notes (equivalent to an initial conversion price of approximately $14.87 per share of common stock), subject to adjustment.

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

In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 5.50% Notes in connection with such a corporate event in certain circumstances.  Holders will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, interest will be deemed to be paid by the cash, shares the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holders upon conversion of a 5.50% Note.

On or after the date that is six months after the last date of original issuance of the 5.50% Notes, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to the conversion price for the 5.50% Notes on each applicable trading day, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 5.50% Notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. The Company will pay any interest make-whole payment by delivering shares of the Company’s common stock valued at 95% of the simple average of the daily volume weighted average price for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares the Company may deliver in connection with a conversion of the 5.50% Notes, including those delivered in connection with an interest make-whole payment, will not exceed 77.3395 shares of common stock per $1,000 principal amount of 5.50% Notes, subject to adjustment.  The Company will not be required to make any cash payments in lieu of any fractional shares or have any further obligation to deliver any shares of common stock or pay any cash in excess of the threshold described above. In addition, if in connection with any conversion the conversion rate is adjusted, then such holder will not receive the interest make-whole payment with respect to such 5.50% Note.

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

The conversion criteria for the 5.50% Notes have not been met at March 31, 2016.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the convertible notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s balance sheet at December 31, 2015 and March 31, 2016:

(in thousands)	March 31, 2016	December 31, 2015

Gross proceeds	$61,000	$61,000
Unamortized debt discount	(18,574)	(19,734)
Carrying value	$42,426	$41,266

7. Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of March 31, 2016
				Balance as of
				March 31,
	Level 1	Level 2	Level 3	2016
Assets
Cash equivalents (money market funds)	$14,839	$—	$—	$14,839
Marketable securities, available-for-sale	—	89,451	—	89,451
Total assets	$14,839	$89,451	$—	$104,290

Liabilities
Interest make-whole derivative	$—	$—	$46	$46
Total liabilities	$—	$—	$46	$46

(in thousands)	Fair Value Measurements as of December 31, 2015
				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2015
Assets
Cash equivalents (money market funds)	$29,992	$—	$—	$29,992
Marketable securities, available-for-sale	—	99,042	—	99,042
Total assets	$29,992	$99,042	$—	$129,034

Liabilities
Interest make-whole derivative	$—	$—	$656	$656
Total liabilities	$—	$—	$656	$656

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2016:

(in thousands)			Fair Value
	December 31,		Change in	March 31, 2016
	2015	Additions	2016
Interest make-whole derivative	656	$—	$(610)	$46
Total liabilities	$—	$—	$(610)	$46

As of March 31, 2016, the fair value of the 5.50% Notes was estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at March 31, 2016 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% convertible senior notes due April 1, 2020	$46,621	$42,426	$61,000

The fair value of the Company’s term loan under the Loan Agreement with Hercules approximates its carrying value of $14.5 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2016
Basic and diluted net loss per common share calculation:
Net loss	$(16,721)	$(18,548)
Weighted average common stock outstanding	16,451,669	24,406,247
Net loss per share of common stock—basic and diluted	$(1.02)	$(0.76)

The following outstanding securities at March 31, 2015 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,
	2015	2016
Options outstanding	866,048	1,904,533
Unvested restricted stock awards	872,535	629,018
Warrants outstanding	113,421	—
Common shares issuable upon conversion of the 5.50% Notes	—	4,102,360
Total	1,852,004	6,635,911

9. Stock-based Compensation

2013 Stock-Based Incentive Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Plan (the “2013 Plan”).  Pursuant to the 2013 Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its board of directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of common stock initially reserved for issuance under the 2013 Plan was 1,680,000, in the form of restricted stock and stock options. A 2,000,000 share increase to shares reserved for issuance under the plan was authorized by the Company’s stockholders in June 2014, and the Company’s stockholders will vote on a proposed additional increase of 2,600,000 shares at the Company’s upcoming annual meeting of stockholders in June 2016.  The amount, terms of grants and exercisability provisions are determined by the board of directors or the Company’s chief executive officer. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the board of directors. All options vest over time as stipulated in the individual award agreements.

Shares Available for Future Grant

As of March 31, 2016, the Company has reserved the following shares to be granted under the 2013 plan:

Shares initially reserved under the 2013 Plan	1,680,000
Authorized increase to the 2013 Plan	2,000,000
Common stock options granted	(2,029,193)
Restricted stock awards granted	(1,457,240)
Stock options and awards forfeited	126,080
Remaining shares available for future issuance	319,647

Shares Reserved for Future Issuance

As of March 31, 2016, the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	1,904,533
Shares available for future grant under the 2013 Plan	319,647
Shares reserved for future issuance	2,224,180

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended
(in thousands)	March 31,
	2015	2016
Research and development	$263	$105
General and administrative	831	1,130
Sales and marketing	20	80
Total stock-based compensation expense	$1,114	$1,315

Stock Options Granted under the 2013 Stock-Based Incentive Plan

	Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2015	1,755,808	$8.93
Granted	196,600	10.98
Exercised	—	—
Forfeited	(47,875)	11.75
Cancelled	—	—
Outstanding at March 31, 2016	1,904,533	$9.07	9.08
Vested or expected to vest at March 31, 2016	1,764,968	$9.06	9.07
Exercisable at March 31, 2016	233,742	$8.44	8.18

The intrinsic value of 1,904,533 options outstanding as of March 31, 2016 was $800,000, based on a per share price of $6.86, the Company’s closing stock price on that date, and a weighted-average exercise price of $9.08 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees during the three months ended March 31, 2016 was estimated at $6.99 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2016
Risk-free interest rate	1.86%
Expected term of options (in years)	6.25
Expected volatility	69.38%
Dividend yield	—

The weighted-average valuation assumptions were determined as follows:

•

Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•

Expected term of options: The Company estimated the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

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

As of March 31, 2016, there was $9.0 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted-average remaining period of 3.23 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at March 31, 2016 and of changes in restricted stock awards outstanding under the Plan for the three months ended March 31, 2016 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2015	679,866	$11.19
Granted	—	$
Forfeited	—	$
Vested restricted stock awards	(50,848)	$11.69
Unvested at March 31, 2016	629,018	$11.17

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

As of March 31, 2016, there was $4.1 million of total unrecognized compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted-average remaining period of 1.34 years.

10. Commitments and Contingencies

Legal Proceedings

On August 10, 2012, Luitpold, the prior exclusive licensee of U.S. Patent No. 6,333,044 (“the ‘044 patent”), filed a complaint for infringement of the ‘044 patent against Amneal Pharmaceuticals, LLC et al. (“Amneal”) in response to Amneal’s certification under 21 U.S.C. §355(j)(2)(B)(iv)(II) that the ‘044 Patent covering SPRIX Nasal Spray is invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Luitpold’s generic ketorolac tromethamine nasal spray, filed under ANDA No. 23‑382 with the FDA. On November 19, 2013, Luitpold and Amneal entered into a settlement and license agreement permitting Amneal to launch its generic product on or after March 25, 2018 subject to royalty payments.

On January 26, 2015, the Company was substituted for Luitpold as plaintiff in a patent litigation against Apotex Corp. and Apotex, Inc. (collectively, “Apotex”), involving the SPRIX Nasal Spray.  The action was dismissed without cost and without prejudice on January 6, 2016 as a result of a settlement between Apotex and the Company.  The parties thereafter memorialized the settlement and on April 25, 2016, the court dismissed the action with prejudice and without costs or fees.   The settlement agreement with Apotex and accompanying documents contain terms consistent with the prior settlement with Amneal related to SPRIX Nasal Spray as discussed above.

In April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against the Company and the Company’s OXAYDO product licensor, Acura, in the United States District Court for the District of Delaware alleging the Company’s OXAYDO product infringes Purdue’s patent,  U.S. Patent No. 8,389,007 (the “’007 patent”).  A pre-trial claims construction hearing was held in November 2015 to determine the meaning of the terms in the lawsuit.  In January 2016, the Court ruled in favor of Purdue with regard to the pre-trial claims construction hearing. No date has been set for the full hearing.  The Company continues to deny the allegations in the complaint, believe they are without merit, and defend the action vigorously. At the current time, the Company is proceeding with defending the lawsuit as well as evaluating other options.   As is the case with any outcome of a patent litigation, there is a risk that the Court may enjoin the making, using, selling and offering for sale OXAYDO and/or may find that OXAYDO infringes the ‘007 patent.

Based on the information currently available, the Company does not believe a loss is probable or reasonably estimable related to the above matters, and no accrual was recorded as of March 31, 2016.

11. Acquisitions and License and Collaboration Agreements

License and Collaboration Agreement with Shionogi

In November 2013, the Company entered into a license and collaboration agreement with Shionogi, granting Shionogi an exclusive, royalty-bearing, worldwide license to develop, manufacture and commercialize abuse-deterrent hydrocodone-based product candidates using certain of the Company’s core technologies. The collaboration allowed Shionogi to develop and commercialize an abuse-deterrent single-agent hydrocodone-based product and up to 20 different abuse-deterrent combination product candidates containing hydrocodone.  In December 2015, the Company received notice from Shionogi that it was terminating the collaboration and license agreement for convenience.

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

Due to the lack of standalone value for the license and research and development services, the upfront and IND payments were recorded as deferred revenue and were being recognized ratably using the straight line method through November 2030, the expected term of the agreement.  As a result of the termination of the agreement, the Company recognized all remaining deferred revenue related to the Shionogi agreement as revenue in the fourth quarter of 2015 as the Company had no further material obligations under the agreement at that time. For the three months ended March 31, 2015, the Company recognized revenue of $173,000 related to the amortization of deferred revenue.  There was no amortization of deferred revenue in 2016 related to the Shionogi collaboration.

Additionally, during the three months ended March 31, 2015 and 2016, the Company recognized revenue of $470,000 and $0, respectively, related to certain development costs incurred under the Company’s collaborative research and license agreement.

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

Asset Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the Purchase Agreement with Luitpold.  Pursuant to the Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX® (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million, of which $315,000 was deposited into an escrow account to secure Luitpold’s indemnification obligations under the Purchase Agreement.  The Company concurrently purchased an additional $1.1 million of glassware, equipment and API from Luitpold, and agreed to purchase an additional $340,000 of API after closing within two business days of the release of such API from Luitpold’s supplier.

The Company accounted for the arrangement as a business combination and the purchase price has been allocated to the acquisition date fair values as follows:

(in thousands)	Allocation
Inventory	$3,408
Property, plant & equipment	100
Finite lived intangible-intellectual property	4,620
Net assets acquired	$8,128

As a result of the acquisition occurring on January 8, 2015, there is no material difference between the Company’s results presented in the consolidated statement of operations and the pro forma results for the three months ended March 31, 2015.

12. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2015, the Company recorded tax expense of $26,000 and for the three months ended March 31, 2016, the Company recorded a tax benefit of $185,000.

As of December 31, 2015 and March 31, 2016, the Company had a non-current deferred tax liability of $1.1 million and $900,000 respectively. The deferred tax liability relates the state tax treatment of the 5.50% Notes. The Company maintains a full valuation against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

13. Related-Party Transactions

Related Party Receivables

The Company has derived a portion of revenue for the three months ended March 31, 2015 under its license and collaboration agreement with Shionogi, who is also an investor in the Company. As of December 31, 2015 and March 31, 2016, related party receivables with Shionogi were $57,000 and $0, respectively and consisted entirely of revenue from development costs incurred under the Company’s collaborative research and license agreement (See Note 11 – Acquisitions and License and Collaboration Agreements).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; the level of commercial success of our products and, if approved, our product candidates; the continued development of our commercialization capabilities, including sales and marketing capabilities; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the success and timing of our preclinical studies and clinical trials; the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets; the rate and degree of market acceptance of any of our product candidates; the performance of third parties, including contract research organizations, manufacturers and collaborators; our failure to recruit or retain key scientific or management personnel or to retain our executive officers; regulatory developments in the U.S. and foreign countries; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; the success of competing products that are or become available; and our ability to integrate and grow any businesses or products that we may acquire.

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

Our Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Egalet was founded around our proprietary Guardian™ Technology that can be applied broadly across different classes of pharmaceutical products. Using this technology, we have two late-stage product candidates in development; ARYMO™ ER, formerly known as Egalet-001, an abuse-deterrent (“AD”), extended-release (“ER”), oral morphine formulation, which, if approved by the U.S. Food and Drug Administration (“FDA”), could be on the market in 2016, and Egalet-002, an AD,  ER, oral oxycodone formulation, which is in a Phase 3 program (our “lead product candidates”). In January 2015 we acquired and in-licensed two FDA-approved pain products—SPRIX® (ketorolac tromethamine) Nasal Spray and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (our “approved products”). In addition, we have other Guardian Technology product candidates, an abuse-deterrent, extended-release hydrocodone and an abuse-deterrent stimulant, in our pipeline. Our technology also can be used to develop combination products that include multiple active pharmaceutical ingredients (“APIs”) with similar or different release profiles and offers us a number of long‑term growth opportunities. We plan to continue to grow Egalet through business development and organic development leveraging our proprietary Guardian Technology.

To commercialize SPRIX Nasal Spray and OXAYDO and ultimately our pipeline products candidates, we are using a 71-person specialty sales force targeting approximately 11,500 physicians in the high‑decile of pain medicine prescribers in the United States. SPRIX Nasal Spray is the first and only approved nasal spray formulation of a nonsteroidal anti-inflammatory drug (“NSAID”), in this case, ketorolac, used for short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. While providing analgesia at the opioid level, SPRIX Nasal Spray does not have the side effects or issues of misuse or abuse common to opioids. OXAYDO is an immediate-release (“IR”) oral formulation of oxycodone indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. It is the first and only approved IR oxycodone product designed to discourage abuse via the route of snorting. Beyond targeting the high-decile of pain medicine prescribers, we will consider partnership opportunities to augment our commercial reach. We have already signed two agreements to expand our commercial reach with SPRIX Nasal Spray: one with Teva Pharmaceutical Industries Ltd. ("Teva") and one with Septodont.

We have completed bioequivalence studies and abuse-deterrent studies that were included in our new drug application (“NDA”) for our lead program ARYMO ER which is under review at the FDA. This product is being developed for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The FDA has indicated there will be an advisory committee meeting to review the application in August of 2016. With the Prescription Drug User Fee Act (“PDUFA”) goal date for a decision of October 14, 2016, we believe ARYMO ER could be on the market, if approved, before the end of 2016.

Future growth should come from our robust pipeline of product candidates developed using our Guardian Technology. Our second late-stage product candidate Egalet-002, and AD, ER, oral oxycodone formulation, also being developed for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, is in a Phase 3 program. We also will conduct Abuse Deterrent (“AD”) studies on Egalet-002 which will be submitted in combination with the Phase 3 data to support an anticipated NDA filing in mid-2017. We have Egalet-003, an AD stimulant product candidate, and Egalet-004, an AD hydrocodone product candidate. In addition, we have completed initial research and development efforts on 13 potential other product candidates. We have developed prototypes, conducted feasibility studies and are exploring additional applications of our technology, both independently and in collaboration with other pharmaceutical companies, for the development of both tailored precision oral drug delivery of single‑agent products and combination products for indications other than pain in which a potential for abuse exists. Our exclusively‑owned product candidates and Guardian Technology are protected by 84 issued and 44 pending patent applications worldwide as well as unpatented know‑how and trade secrets.

Financial Operations

Our net losses were $16.7 million and $18.5 million for the three months ended March 31, 2015 and 2016, respectively. We recognized revenues of $805,000 and $2.7 million for the three months ended March 31, 2015 and 2016, respectively.  As of March 31, 2016, we had an accumulated deficit of $153.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, our product candidates, as well as scale-up manufacturing capabilities, protect and expand our intellectual property portfolio and hire additional personnel.  Additionally, we expect to continue to incur significant commercialization expenses as we grow our sales, marketing and distribution infrastructure to sell our products in the U.S.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 filed on March 11, 2016 with the SEC other than as described below.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Stock Options

We apply the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation.  Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

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

We use the simplified method as prescribed by the SEC SAB No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2016:

2016
Risk-free interest rate	1.86%
Expected term of options (in years)	6.25
Expected volatility	69.38%
Dividend yield	—

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2016

(in thousands)	Three months ended
	March 31,
	2015	2016	Change
Revenues
Net product sales	$162	$2,563	$2,401
Collaboration revenues	—	100	100
Related party revenues	643	—	(643)
Total revenue	805	2,663	1,858

Cost and Expenses
Cost of sales (excluding amortization of product rights)	94	882	788
Amortization of product rights	378	501	123
General and administrative	4,861	5,998	1,137
Sales and marketing	1,568	6,202	4,634
Research and development	10,251	6,119	(4,132)
Total costs and expenses	17,152	19,702	2,550
Loss from operations	(16,347)	(17,039)	(692)

Other (income) expense:
Change in fair value of derivative liability	—	(610)	(610)
Interest expense, net	451	2,309	1,858
Other gain	—	(3)	(3)
(Gain) loss on foreign currency exchange	(103)	(2)	101
	348	1,694	1,346
Loss before provision for income taxes	(16,695)	(18,733)	(2,038)
Provision (benefit) for income taxes	26	(185)	(211)
Net loss	$(16,721)	$(18,548)	$(1,827)

Net Product Sales

Net product sales increased from $162,000 for the three months ended March 31, 2015 to $2.6 million for the three months ended March 31, 2016.  Net product sales for the three months ended March 31, 2015 consisted entirely of SPRIX Nasal Spray product sales.  Net product sales in the three months ended consisted of SPRIX Nasal Spray and OXAYDO product sales.

Collaboration Revenues

Collaboration revenues were $100,000 for the three months ended March 31, 2016, and consisted entirely of revenues recognized under our SPRIX Nasal Spray marketing agreement with Septodont, Inc.

Related Party Revenues

Related party revenues decreased from $643,000 for the three months ended March 31, 2015 to $0 for the three months ended March 31, 2016 as a result of the termination of our collaboration agreement with Shionogi in the fourth quarter of 2015.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding product amortization rights) increased from $94,000 in the three months ended March 31, 2015 to $882,000 for the three months ended March 31, 2016. Cost of sales for the three months ended March 31,

2015 consisted entirely of SPRIX Nasal Spray product sales during that period.   Cost of sales for the three months ended March 31, 2016 consisted of the cost of sales related to the of SPRIX Nasal Spray and OXAYDO product sales during that period.

Amortization of Product Rights

Amortization of product rights increased from $378,000 for the three months ended March 31, 2015 to $501,000 for the three months ended March 31, 2016.  Amortization of product rights was comprised of $274,000 for the OXAYDO and $104,000 for the SPRIX Nasal Spray intangible assets in the three months ended March 31, 2015 and $270,000 for the OXAYDO and $231,000 for the SPRIX Nasal Spray intangible assets in the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 23.4%, from $4.9 million for the three months ended March 31, 2015 to $6.0 million for the three months ended March 31, 2016. This was primarily attributable to increases in employee salary and benefits of $1.0 million and $874,000 in professional and administrative fees due to the growth of our U.S. operations.  These increases were offset by a decrease in regulatory fees of $760,000.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.6 million from $1.6 million to $6.2 million for the three months ended March 31, 2016 related to the growth of the commercial operations in the U.S. Expenses for the three months ended March 31, 2016 consisted primarily of salary, benefits and our contract sales force of $3.3 million and sales and marketing support for SPRIX Nasal Spray and OXAYDO of $681,000 and $631,000, respectively.

Research and Development Expenses

Research and development expenses decreased by $4.2 million, or 40.4%, from $10.3 million for the three months ended March 31, 2015 to $6.1 million for the three months ended March 31, 2016. This decrease was driven primarily by a decrease in our development costs for ARYMO and EG-002 of $3.6 million and $1.1 million, respectively and a decrease in stock compensation expense of $164,000.  These decreases were partially offset by an increase in salary, benefits and professional fees of $794,000.

Change in fair value of derivative liability

The interest make whole provision of the 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of the derivative liability of $610,000 is due primarily to the decrease in the value of our common stock during the three months ended March 31, 2016.  There was no derivative liability for the three months ended March 31, 2015.

Interest expense

Interest expense was $451,000 for the three months ended March 31, 2015 and $2.3 million for the three months ended March 31, 2016.  The increase was attributable to the $2.0 million in interest expense that was recorded in the 2016 period in connection with the 5.50% Notes.

Gain on Foreign Currency Exchange

For the three months ended March 31, 2015, we recognized a gain on foreign currency exchange of $103,000.  For the three months ended March 31, 2016, we recognized a gain on foreign currency exchange of $2,000. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2015 when compared to 2016.

Provision for Income Taxes

We had a provision for income taxes of $26,000 for the three months ended March 31, 2015 and an income tax benefit of $185,000 for the three months ended March 31, 2016. The income tax benefit in the three months ended March 31, 2016 relates to a state tax benefit associated with the 5.50% Notes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $16.7 million and $18.5 million for the three months ended March 31, 2015 and 2016, respectively. Our operating activities provided $163,000 of cash during the three months ended March 31, 2015 and used $18.8 million of cash during the three months ended March 31, 2016. At March 31, 2016, we had an accumulated deficit of $153.1 million, a working capital surplus of $102.1 million and cash, cash equivalents and marketable securities totaling $123.6 million.

From our inception through our IPO on February 11, 2014, we received gross proceeds of $31.1 million from the issuance of preferred stock and convertible debt.

In February 2014, 4,200,000 shares of our common stock were sold at an IPO price of $12.00 per share, for aggregate gross proceeds of $50.4 million. In March 2014, in connection with the exercise by the underwriters of a portion of the over-allotment option granted to them in connection with the IPO, 630,000 additional shares of our common stock were sold at the IPO price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the IPO, we converted all of our convertible preferred stock and related party senior convertible debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi, our previous collaboration partner, purchased 1,250,000 shares of our common stock in a separate private placement concurrent with the completion of the IPO at a price per share equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.

In January 2015, we entered into a Loan and Security Agreement, (as amended, “the Loan Agreement”), with Hercules Technology Growth Capital, Inc., (“Hercules”) and certain other lenders, pursuant to which we borrowed $15.0 million under a term loan.  Refer to Note 6 — Long-term Debt in the Notes to our Unaudited Consolidated Financial Statements, for additional information.

In April 2015, we issued through a private placement $60.0 million in aggregate principal amount of 5.50% Notes due April 1, 2020.  On May 6, 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for the aggregate gross proceeds of $61.0 million. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 6- Long-term debt for additional information.

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

Through March 31, 2016 we have also financed our operations with the $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million from Shionogi under a collaboration agreement.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2016

(in thousands)	Three Months Ended
	March 31,
	2015	2016
Net cash provided by (used in):
Operating activities	$163	$(18,793)
Investing activities	(13,463)	5,838
Financing activities	14,613	—
Effect of foreign currency translation on cash	(164)	457
Net increase (decrease) in cash	$1,149	$(12,498)

Cash Flows from Operating Activities

Net cash provided by operating activities was $163,000 for the three months ended March 31, 2015 and consisted primarily of a net loss of $16.7 million, offset by an increase in deferred revenue of $14.5 million generated by our first quarter sales of SPRIX Nasal Spray and non-cash items consisting of $1.1 million of stock-based compensation and $631,000 of amortization and depreciation expense.  Net cash inflows from the remaining changes in operating assets and liabilities were $443,000.

Net cash used in operating activities was $18.8 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $18.5 million and net cash outflows from changes in operating assets and liabilities of $4.1 million, which consisted of a decrease in deferred revenue of $1.8 million, an increase in other receivables of $1.1 million, a decrease in accounts payable of $695,000 and an increase in accounts receivable of $534,000.  These cash outflows were offset by non-cash interest and amortization of debt discount of $2.2 million and non-cash expense for stock compensation of $1.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $13.5 million and consisted of $8.1 million for the purchase of SPRIX Nasal Spray, $5.2 million for the license of OXAYDO and payments of $163,000 for the purchase of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2016 was $5.8 million and consisted of $33.8 million from maturity of investments, $2.4 million from the sale of investments, offset by $26.7 million for the purchase of investments and $3.6 million for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.6 million for the three months ended March 31, 2015 and consisted entirely of the net proceeds from the Hercules Loan Agreement.

There was no cash provided by or used in financing activities for the three months ended March 31, 2016.

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

We believe that our existing our existing cash will be sufficient to fund our projected operating requirements through at least through March 31, 2017.  However, our future operating and capital requirements will depend on many factors, including:

•	the results of our clinical trials;

•	the costs, timing and outcome of regulatory reviews;

For
•

the cost of our current commercialization activities for our current products, as well as, if approved for sale in the future, our product candidates, including marketing, sales and distribution costs;

•	our ability to establish collaborations or product acquisitions on favorable terms, if at all;

•	the scope, progress, results and costs of product development of our product candidates; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

Please see the “Risk Factors” section of our most recent annual report filed with the SEC on March 11, 2016 for additional risks associated with our substantial capital requirements.

Commitments

Purchase Commitments

During the three month period ended March 31, 2016, there have been no material changes to our contractual obligations outside the ordinary course of business from those specified in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief financial officer, chief operating officer, chief medical officer, chief commercial officer, general counsel and senior vice president of research and development, that provide for, among other things, salary, bonus and severance payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and marketable securities of $123.6 million and $145.7 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 10 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no changes to these risk factors during the three months ended March 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

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

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016

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