Form 10-Q/A
period 2016-03-31
Egalet Corp
filed 2016-09-28
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Common Stock, $0.001 par value                                 Shares outstanding as of May 10, 2016: 25,085,554

EXPLANATORY NOTE

Egalet Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, initially filed with the Securities and Exchange Commission on May 10, 2016 (the “Form 10-Q”) solely to (i) furnish with the Form 10-Q, as Exhibit 99.1 thereto, a press release announcing its financial results for its first quarter ended March 31, 2016, which press release was originally issued May 10, 2016 and inadvertently omitted from the original filing, and (ii) amend and restate the list of exhibits set forth in Item 6 of Part II of the Form 10-Q.  With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 has been supplemented, updated or amended.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q filing.

i

ITEM 6.  EXHIBITS(1)

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 10, 2016, announcing financial results for the first quarter ended March 31, 2016 (furnished herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* - Filed or furnished, as applicable, with the original filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 10, 2016.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2016

EGALET CORPORATION

	By:	/s/ ROBERT S. RADIE
Robert S. Radie
President and Chief Executive Officer

3