Form 10-Q
period 2016-09-30
Egalet Corp
filed 2016-11-08
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common Stock, $0.001 par value                                 Shares outstanding as of November 8, 2016: 25,189,125

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2016.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,665	$46,622
Marketable securities, available for sale	99,042	54,592
Accounts receivable	295	3,890
Related party receivable	57	-
Inventory	1,837	1,487
Prepaid expenses and other current assets	1,295	1,867
Other receivables	1,047	1,287
Total current assets	150,238	109,745
Intangible assets, net	10,380	8,921
Property and equipment, net	7,801	13,584
Deposits and other assets	3,997	1,823
Total assets	$172,416	$134,073
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	7,417	5,713
Accrued expenses	7,616	13,933
Deferred revenue	10,128	4,910
Debt - current	3,320	133
Other current liabilities	183	500
Total current liabilities	28,664	25,189
Debt - non-current portion, net	52,442	82,070
Deferred income tax liability	1,084	304
Derivative liability	656	14
Other liabilities	348	941
Total liabilities	83,194	108,518

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2015 and September 30, 2016; 25,085,554 and 25,189,125 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	25	25
Additional paid-in capital	223,784	228,735
Accumulated other comprehensive (loss) income	(41)	603
Accumulated deficit	(134,546)	(203,808)
Total stockholders' equity	89,222	25,555
Total liabilities and stockholders’ equity	$172,416	$134,073

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenues
Net product sales	$1,296	$4,711	$2,065	$10,724
Collaboration revenues	—	—	—	100
Related party revenues	390	—	1,361	—
Total revenue	1,686	4,711	3,426	10,824

Cost and Expenses
Cost of sales (excluding amortization of product rights)	349	914	650	2,580
Amortization of product rights	505	502	1,468	1,506
General and administrative	5,515	7,950	16,014	22,802
Sales and marketing	6,283	6,973	11,142	19,455
Research and development	4,602	12,070	19,905	26,886
Total costs and expenses	17,254	28,409	49,179	73,229
Loss from operations	(15,568)	(23,698)	(45,753)	(62,405)

Other (income) expense:
Change in fair value of derivative liability	(592)	11	181	(642)
Interest expense, net	2,380	3,601	5,146	8,225
Other (gain) loss	—	(12)	(2)	54
Loss (gain) on foreign currency exchange	2	(3)	87	—
	1,790	3,597	5,412	7,637
Loss before provision (benefit) for income taxes	(17,358)	(27,295)	(51,165)	(70,042)
Provision (benefit) for income taxes	1	(358)	4	(780)
Net loss	$(17,359)	$(26,937)	$(51,169)	$(69,262)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.81)	$(1.10)	$(2.81)	$(2.83)
Weighted-average shares outstanding, basic and diluted	21,530,153	24,565,554	18,182,781	24,480,494

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Net loss	$(17,359)	$(26,937)	$(51,169)	$(69,262)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	53	(15)	(31)	150
Foreign currency translation adjustments	(65)	123	591	494
Comprehensive loss	$(17,371)	$(26,829)	$(50,609)	$(68,618)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2016
Operating activities:
Net loss	$(51,169)	$(69,262)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,267	2,747
Change in fair value of derivative liability	181	(642)
Stock based compensation expense	3,715	4,677
Noncash interest and amortization of debt discount	2,668	4,019
Amortization of premium on marketable securities	497	549
Deferred income taxes	4	(780)
Loss on extinguishment of debt		800
Changes in assets and liabilities:
Related party receivable	523	59
Accounts receivable	—	(3,595)
Inventory	(144)	350
Prepaid expenses and other current assets	(1,285)	(572)
Other receivables	(1)	(208)
Deposits and other assets	(1,288)	2,176
Accounts payable	(724)	373
Accrued expenses	2,595	6,304
Deferred revenue	21,415	(5,220)
Other current liabilities	(4)	311
Other liabilities	—	836
Net cash used in operating activities	(20,750)	(57,078)
Investing activities:
Payments for purchase of property and equipment	(704)	(9,074)
Deposits for purchases of property and equipment	(1,177)	—
Purchases of investments	(96,625)	(45,522)
Sales of investments	3,388	8,570
Maturity of investments	798	81,002
Purchase of SPRIX Nasal Spray	(8,128)	—
License of OXAYDO	(5,172)	—
Net cash (used in) provided by investing activities	(107,620)	34,976
Financing activities:
Net proceeds from issuance of common stock	80,865	274
Payments on borrowings	—	(15,856)
Net proceeds from debt and royalty rights	71,496	37,231
Net cash provided by financing activities	152,361	21,649
Effect of foreign currency translation on cash and cash equivalents	429	410
Net increase (decrease) in cash and cash equivalents	24,420	(43)
Cash at beginning of period	52,738	46,665
Cash at end of period	$77,158	$46,622
Supplemental disclosures of cash flow information:
Non-cash financing activities:
Issuance of warrants	$329	$—
Cash interest payments	$2,546	$3,564
Liability for contractual payment associated with OXAYDO License	$2,500	$—

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

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Presentation

The unaudited consolidated financial statements are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Certain information and footnotes normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial information at September 30, 2016 and the three and nine months ended September 30, 2015 and 2016 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of September 30, 2016 and the consolidated results of its operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2015 and 2016. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2015 and 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Net Product Sales

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; and the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.  The Company determines that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements.  The Company determines when title to products and associated risk of loss has passed on to the customer pursuant to contract terms.  The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Company assesses collectability based primarily on the customer’s payment history and creditworthiness.

The Company sells SPRIX Nasal Spray in the U.S. to a single specialty pharmaceutical distributor subject to rights of return. The Company has limited SPRIX Nasal Spray sales history under the current distribution model and pricing, and the Company has determined that at this time it cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SPRIX Nasal Spray until the right of return no longer exists, which occurs at the earlier of the time SPRIX Nasal Spray units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company calculates patient prescriptions dispensed using an analysis of third-party information.

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

Product Sales Allowances

The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers that may result in future reductions of revenue and discounts taken. In certain cases, such as patient assistance programs, the Company recognizes the cost of patient assistance programs as a reduction of revenue based on actual or estimated utilization. If actual future results vary from the estimates used, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company’s product sales allowances include:

Specialty Pharmacy Fees. The Company pays a fee to a certain specialty pharmaceutical distributor of SPRIX Nasal Spray based on a contractually determined rate. The Company accrues the fee on shipment to the respective distributor and recognizes the fee as a reduction of revenue in the same period the related revenue is recognized.

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

Patient Assistance Programs. The Company offers patient assistance programs for SPRIX Nasal Spray and OXAYDO to patients, in which patients receive a reduction to the co-pay on their prescriptions. The Company estimates the total amount that will be redeemed based on the quantity of product shipped and recognizes the amount as a reduction of revenue in the same period the related revenue is recognized.

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

3. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2015:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$99,189	$—	$(147)	$99,042
Total	$99,189	$—	$(147)	$99,042

Marketable securities consisted of the following as of September 30, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$54,590	$15	$(13)	$54,592
Total	$54,590	$15	$(13)	$54,592

The fair value of marketable securities as of September 30, 2016 with a maturity of less than one year is $41.6 million.  The fair value of marketable securities with a maturity of greater than one year is $13.0 million.

At September 30, 2016, the Company held 10 marketable securities that were in a continuous loss position for less than one year.  The unrealized losses are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at September 30, 2016.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2015 and September 30, 2016:

	December 31,	September 30,
(in thousands)	2015	2016
Raw materials	$589	$768
Work in process	349	—
Finished goods	230	569
Deferred cost of sales	669	150
Total	$1,837	$1,487

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2015:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,552	$(1,055)	$6,497	6.00
SPRIX Nasal Spray product rights	4,620	(903)	3,717	4.00
IP R&D	166	—	166	Indefinite
Total	$12,338	$(1,958)	$10,380

The following represents the balance of the intangible assets at September 30, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,601	$(1,875)	$5,726	5.25
SPRIX Nasal Spray product rights	4,620	(1,596)	3,024	3.25
IP R&D	171	—	171	Indefinite
Total	$12,392	$(3,471)	$8,921

There was no impairment to intangible assets in the three and nine months ended September 30, 2015 or September 30, 2016.

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

During the three and nine months ended September 30, 2015, the Company recognized amortization expense of $274,000 and $797,000, respectively, related to the OXAYDO product rights intangible asset.  During the three and nine months ended September 30, 2016,  the Company recognized amortization expense of $271,000 and $813,000, respectively, related to the OXAYDO product rights intangible asset.

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

During the three and nine months ended September 30, 2015, the Company recognized amortization expense of $231,000 and $672,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.  During the three and nine months ended September 30, 2016, the Company recognized amortization expense of $231,000 and $693,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications. The IP R&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2015 and September 30, 2016, the carrying value of IP R&D was $166,000, and $171,000, respectively.  The change in value was entirely due to fluctuation in foreign currency exchange rates.

6. Long-Term Debt

Hercules Loan and Security Agreement

In January 2015, the Company entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Loan Agreement”), with Hercules Technology Growth Capital, Inc. (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bears an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.  Under the Loan Agreement, the Company made interest only payments through July 1, 2016, with the potential for the interest only period to be extended to January 1, 2017, subject to the FDA’s acceptance of the Company’s new drug application for its product candidate ARYMO ER, the Company’s receipt of at least $5.0 million of product revenue for any consecutive three month period prior to June 30, 2016 and there being no event of default under the Loan Agreement.  The Company did not receive at least $5.0 million of product revenue in a consecutive three month period prior to June 30, 2016, and as a result began repaying the principal balance on July 1, 2016.   In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

On August 31, 2016, the Company repaid all outstanding obligations under the Loan Agreement with the proceeds of the 13% Notes (as defined below).  As a result of the repayment, the Company recorded debt extinguishment costs of $800,000 during the three and nine months ended September 30, 2016 which is classified as interest expense on the Company’s Consolidated Statement of Operations.

5.50% Convertible Senior Notes Due 2020 (the “5.50% Notes”)

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

The 5.50% Notes are general, unsecured and unsubordinated obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the notes.  The 5.50% Notes rank equal in right of payment to the Company’s existing and future indebtedness and other liabilities that are not so subordinated.  The 5.50% Notes are effectively subordinated to any of the Company’s future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries, including trade payables.

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

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, and an interest make-whole payment in shares of the common stock, if applicable. If the Company satisfies the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period.

In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 5.50% Notes in connection with such a corporate event in certain circumstances.  Holders will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, interest will be deemed to be paid in full, rather than cancelled, extinguished or forfeited from the consideration paid to the holders upon conversion of a 5.50% Note.

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

The liability component of the 5.50% Notes on the date of issuance was computed as $41.6 million, including the value of the embedded interest make-whole derivative of $0.9 million and the carrying value of the 5.50% Notes of

$40.6 million. Accordingly, the equity component on the date of issuance was $19.4 million.  The discount on the 5.50% Notes is being amortized to interest expense over the term of the 5.50% Notes, using the effective interest method.

The conversion criteria for the 5.50% Notes have not been met at September 30, 2016.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the convertible notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s balance sheet at December 31, 2015 and September 30, 2016:

(in thousands)	December 31, 2015	September 30, 2016

Gross proceeds	$61,000	$61,000
Unamortized debt discount	(19,734)	(16,252)
Carrying value	$41,266	$44,748

On September 28, 2016, in connection with the issuance of the 13% Notes, the Company and its subsidiaries entered into Supplemental Indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the indenture guaranteeing the 5.50% Notes.

13% Senior Secured Notes (the “13% Notes”)

On August 31, 2016, the Company completed the initial closing (the “Initial Closing”) of its offering (the “Offering”) of up to $80.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the Notes with the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).

The Company issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing, and will issue an additional $40.0 million aggregate principal amount of the Notes if the Company obtains approval from the FDA of its product candidate ARYMO™ ER on or before June 30, 2017, so long as no event of default under the Indenture has occurred and is continuing.  Net proceeds from the Initial Closing were $37.2 million, after deducting the estimated Offering expenses payable by the Company in connection with the Initial Closing. The Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Company has used and will use the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the approval and planned commercialization of ARYMO ER, to support the development of Egalet-002 and for general corporate purposes.

Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, the Company will also pay an installment of principal of the Notes pursuant to a straight-line fixed amortization schedule. However, if approval of ARYMO ER is obtained from the FDA on or before June 30, 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, the Company will pay an installment of principal on the Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002 for the

two consecutive fiscal quarterly period most recently ended, less the amount of interest payable on the Notes on such Payment Date.

The Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding 5.50% convertible senior notes due 2020), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the Notes collateral and will be junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property (“IP”), from time to time in accordance with the Indenture. The stated maturity date of the 13% Notes is March 20, 2020, unless ARYMO ER is approved by the FDA on or before June 30, 2017, in which case the stated maturity date of the Notes will be September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 101.00% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company may redeem the 13% Notes at its option, in whole or in part from time to time, prior to August 31, 2018, at a redemption price equal to 100.00% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date, plus a make-whole premium computed using a discount rate equal to the treasury rate in respect of such redemption date plus 100 basis points. The Company may redeem the 13% Notes at its option, in whole or in part from time to time, on or after August 31, 2018 at a redemption price equal to: (i) from and including August 31, 2018 to and including August 30, 2019, 109.00% of the principal amount of the 13% Notes to be redeemed, (ii) from and including August 31, 2019 to and including August 30, 2020, 104.50% of the principal amount of the 13% Notes to be redeemed, and (iii) from and including August 31, 2020 and thereafter, 100.00% of the principal amount of the 13% Notes to be redeemed, in each case, plus accrued and unpaid interest to the redemption date. In addition, prior to August 31, 2018, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 13% Notes with the proceeds of one or more public or private equity offerings at a redemption price equal to 113.50% of the aggregate principal amount of the 13% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption in accordance with the Indenture; provided that at least 65% of the aggregate principal amount of 13% Notes issued under the Indenture remains outstanding immediately after each such redemption and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.  No sinking fund is provided for the 13% Notes, which means that the Company is not required to periodically redeem or retire the 13% Notes.

The obligations of the Company under the Indenture and the Notes are unconditionally guaranteed on a secured basis by the Guarantors. Under the terms of the Indenture, the Company may designate entities within its corporate structure as unrestricted subsidiaries, which entities will therefore not be guarantors provided that certain conditions set forth in the Indenture are met.

Pursuant to the Indenture, the Company and its restricted subsidiaries must also comply with certain affirmative covenants, such as furnishing financial statements to the holders of the Notes, and negative covenants, including limitations on the following: the incurrence of debt; the issuance of preferred and/or disqualified stock; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; the merger, amalgamation or consolidation involving the Company; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.

The Indenture governing the 13% Notes contains customary events of default with respect to the 13% Notes (including the Company’s failure to make any payment of principal or interest on the 13% Notes when due and payable), and upon certain events of default occurring and continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 13% Notes by notice to the Company and the Trustee, may (subject to the provisions of the Indenture) declare 100% of the principal of and accrued and unpaid interest, if any, on all of the 13% Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, as well as the then-applicable optional redemption premium under the Indenture, will be due and payable immediately. In the case of certain events of bankruptcy, insolvency or reorganization involving the Company or a Restricted Subsidiary (as defined in the Indenture), the 13% Notes will automatically become due and payable.

 In connection with the Offering on August 31, 2016, the Company entered into royalty rights agreements with each of the Purchasers pursuant to which the Company sold to such Purchasers the right to receive, in the aggregate, a payment equal to 1.5% of the aggregate net sales of OXAYDO and SPRIX Nasal Spray from the Initial Closing through December 31, 2019, inclusive (the “Royalty Rights”).  However, if approval of ARYMO ER is obtained from the FDA on or before June 30, 2017, the Royalty Rights will continue through December 31, 2020 and the Company will also enter into separate royalty rights agreements with each of the Purchasers pursuant to which the Company will sell to such Purchasers the right to receive 1.5% of the aggregate net sales of ARYMO ER payable from the date of first sale of ARYMO ER through December 31, 2020, inclusive.  The royalty rights agreements also include other terms and conditions customary in agreements of this type.

The Company incurred fees and legal expenses of $2.8 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 17.7% upon origination of the 13% Notes based on its best estimate of future cash outflows.

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $3.2 million as of September 30, 2016, which are classified as current and non-current debt in the consolidated balance sheet.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO and SPRIX Nasal Spray in the U.S. The estimates of the magnitude and timing of OXAYDO and SPRIX Nasal Spray net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains experience marketing OXAYDO and SPRIX Nasal Spray, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $3.2 million using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s balance sheet at December 31, 2015 and September 30, 2016:

(in thousands)	December 31, 2015	September 30, 2016

Gross proceeds	$—	$40,000
Unamortized debt discount	—	(5,751)
Carrying value	$—	$34,249

Current and non-current debt on the Company’s consolidated balance sheet at September 30, 2016 includes the carrying value of the 5.50% Notes and the 13% Notes, as well as $3.2 million for the Royalty Rights issued in connection with the debt.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2015
				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2015
Assets
Cash equivalents (money market funds)	$29,992	$—	$—	$29,992
Marketable securities, available-for-sale	—	99,042	—	99,042
Total assets	$29,992	$99,042	$—	$129,034

Liabilities
Interest make-whole derivative	$—	$—	$656	$656
Total liabilities	$—	$—	$656	$656

(in thousands)	Fair Value Measurements as of September 30, 2016
				Balance as of
				September 30,
	Level 1	Level 2	Level 3	2016
Assets
Cash equivalents (money market funds)	$15,317	$—	$—	$15,317
Marketable securities, available-for-sale	—	54,592	—	54,592
Total assets	$15,317	$54,592	$—	$69,909

Liabilities
Interest make-whole derivative	$—	$—	$14	$14
Total liabilities	$—	$—	$14	$14

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the 5.50% Notes prior to April 1, 2018, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. The Company has determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in the Company’s consolidated balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the September 30, 2016:

(in thousands)			Fair Value
	December 31,		Change in	September 30, 2016
	2015	Additions	2016
Interest make-whole derivative	656	$—	$(642)	$14
Total liabilities	$656	$—	$(642)	$14

As of September 30, 2016, the fair value of the 5.50% Notes was estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at September 30, 2016 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due April 1, 2020	$50,161	$44,748	$61,000

The fair value of the Company’s 13% Notes approximates its carrying value of $34.2 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Basic and diluted net loss per common share calculation:
Net loss	$(17,359)	$(26,937)	$(51,169)	$(69,262)
Weighted average common stock outstanding	21,530,153	24,565,554	18,182,781	24,480,494
Net loss per share of common stock—basic and diluted	$(0.81)	$(1.10)	$(2.81)	$(2.83)

The following outstanding securities for the three and nine months ended September 30, 2015 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	September 30,
	2015	2016
Options outstanding	1,219,721	2,141,072
Unvested restricted stock awards	693,572	574,191
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	4,102,360
Total	6,015,653	6,817,623

9. Stock-based Compensation

2013 Stock-Based Incentive Compensation Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Compensation Plan (as amended the “2013 Plan”).  Pursuant to the 2013 Plan, the compensation committee (the “Compensation Committee) of the Company’s board of directors is authorized to grant equity-based incentive awards to the Company’s board of directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of the Company’s common stock initially reserved for issuance under the 2013 Plan was 1,680,000, in the form of restricted stock and stock options.  Share increases of 2,000,000 and 2,600,000 to the number of shares originally reserved for issuance under the 2013 Plan were authorized by the Company’s stockholders in June 2014 and June 2016, respectively.  The amount, terms of grants and exercisability provisions are determined by the Compensation Committee, and in certain circumstances pursuant to delegated authority, the Company’s chief executive officer and the Company’s chief financial officer. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the Compensation Committee. All options vest over time as stipulated in the individual award agreements.

Shares Available for Future Grant Under the 2013 Plan

As of September 30, 2016, the Company has reserved the following shares to be granted under the 2013 plan:

Shares initially reserved under the 2013 Plan	1,680,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted	(2,493,357)
Restricted stock awards granted	(1,543,660)
Stock options and awards forfeited	345,137
Remaining shares available for future grant	2,588,120

Shares Reserved for Future Issuance Under Equity Compensation Plans

As of September 30, 2016 the Company has reserved the following shares of common stock for issuance:

Stock options outstanding	2,141,072
Shares available for future grant under the 2013 Plan	2,588,120
Employee stock purchase plan	727,497
Shares reserved for future issuance	5,456,689

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2015	2016	2015	2016
General and administrative	$988	$1,448	$2,796	$3,854
Sales and marketing	72	115	144	250
Research and development	235	246	775	573
Total stock based compensation expense	$1,295	$1,809	$3,715	$4,677

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2015	2016	2015	2016
Stock options and restricted stock	$1,295	$1,780	$3,715	$4,595
Employee stock purchase plan	—	29	—	82
Total stock-based compensation expense	$1,295	$1,809	$3,715	$4,677

Stock Options Granted under the 2013 Stock-Based Incentive Plan

	Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2015	1,755,808	$8.93
Granted	660,764	8.39
Exercised	(30,000)	5.18
Forfeited	(233,000)	8.02
Cancelled	(12,500)	12.20
Outstanding at September 30, 2016	2,141,072	$8.89	8.79
Vested or expected to vest at September 30, 2016	2,023,338	$8.89	8.78
Exercisable at September 30, 2016	310,563	$9.48	8.19

The intrinsic value of the 2,141,072 options outstanding as of September 30, 2016 was $1.3 million, based on a per share price of $7.61, the Company’s closing stock price on that date, and a weighted-average exercise price of $8.89 per share.

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

The per-share weighted-average grant date fair value of the options granted to employees during the nine months ended September 30, 2016 was estimated at $4.15 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2016
Risk-free interest rate	1.42%
Expected term of options (in years)	6.11
Expected volatility	69.40%
Dividend yield	—

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

•

Expected stock price volatility: The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award. The companies were selected based on their enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the associated award. A decrease in the expected volatility would have decreased the fair value of the underlying instrument.

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

As of September 30, 2016, there was $8.0 million of total unrecognized compensation expense, related to unvested options granted under the 2013 Plan, which will be recognized over the weighted-average remaining period of 2.74 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at September 30, 2016 and of changes in restricted stock awards outstanding under the 2013 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2015	679,866	$11.19
Granted	72,500	$6.11
Forfeited	(21,432)	$5.18
Vested restricted stock awards	(156,743)	$11.53
Unvested at September 30, 2016	574,191	$10.70

For stock awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  The majority of the restricted stock awards reflected above vest over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control.

As of September 30, 2016, there was $2.9 million of total unrecognized compensation expense, related to restricted stock under the 2013 Plan, which will be recognized over the weighted-average remaining period of 1.49 years.

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

Effective January 1, 2016, employees who elected to participate in the Purchase Plan commenced payroll withholdings that accumulate during six month offering periods:

•	January 1, 2016 through June 30, 2016, and
•	July 1, 2016 and December 31, 2016

At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $2.49 using the Black-Scholes valuation model and recognized stock-based compensation expense of $29,000 and $82,000 during the three and nine months ended September 30, 2016, respectively.

10. Commitments and Contingencies

Legal Proceedings

As previously reported, in April 2015, Purdue Pharma L.P., Purdue Pharmaceuticals L.P. and The P.F. Laboratories, Inc. (collectively, “Purdue”) commenced a patent infringement lawsuit against the Company and the Company’s OXAYDO product licensor, Acura Pharmaceuticals Inc. (“Acura”) in the U. S. District Court for the District of Delaware (Civ. No. 15-cv-00292 (D. Del.)) alleging the Company’s OXAYDO product infringes Purdue’s U.S. Patent No. 8,389,007 (the “007 Patent”).  In April 2016, Purdue commenced a second patent infringement lawsuit against the Company and Acura in the United States District Court for the District of Delaware (Civ. No. 16-cv-00256-RGA (D. Del.)) alleging the Company’s OXAYDO product infringes Purdue’s newly issued U.S. Patent No. 9,308,171 (the “171 Patent”).  On April 6, 2016, Acura filed a petition for Inter Parties Review (IPR 2016-00849) with the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate Purdue’s 007 Patent (the “IPR Review”).

On May 20, 2016, Purdue, on behalf of themselves and certain affiliates, Acura, on behalf of itself and its affiliates and the Company, on behalf of the Company and its affiliates, entered into a settlement agreement (the “Settlement Agreement”) to settle the Actions and the IPR Review. Under the Settlement Agreement the parties agreed to dismiss or withdraw the Actions, request that the USPTO terminate the IPR Review and exchange mutual releases.  On May 24, 2016, the Actions were dismissed and on July 6, 2016, the USPTO terminated IPR Review.  No payments of money were made under the Settlement Agreement.

In addition, the Settlement Agreement provides that Purdue will not challenge, with certain exceptions, the Acura/Egalet Patents with respect to the Purdue Settlement Products (as defined below) and that Purdue provides Acura and/or Egalet certain waivers of non-patent marketing exclusivity with respect to Purdue Settlement Products.  “Egalet Settlement Products”, generally, are certain immediate-release products and extended-release products containing morphine, including OXAYDO and ARYMO ER.

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

Due to the lack of standalone value for the license and research and development services, the upfront and IND payments were recorded as deferred revenue and were being recognized ratably using the straight line method through November 2030, the expected term of the Shionogi Agreement.  As a result of the termination of the Shionogi Agreement, the Company recognized all remaining deferred revenue related to the Shionogi agreement as revenue in the fourth quarter of 2015 as the Company had no further material obligations under the agreement at that time. For the three and nine months ended September 30, 2015, the Company recognized revenue of $262,000 and $433,000, respectively, related to the amortization of deferred revenue.  Additionally, during the three and nine months ended September 30, 2015, the Company recognized revenue of $487,000 and $540,000, respectively, related to certain development costs incurred under Shionogi Agreement.  As a result of the termination of the Shionogi Agreement in December 2015, there was no revenue in 2016 related to the Shionogi Agreement.

Collaboration and License Agreement with Acura

In January 2015, the Company entered into the OXAYDO License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the U.S. in 5 mg and 7.5 mg strengths, but was not actively marketed at the time of the OXAYDO License Agreement. Under the terms of the OXAYDO License Agreement, Acura transferred the approved New Drug Application (“NDA”) for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide in all strengths.

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

Asset Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Purchase Agreement with Luitpold.  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million.  The Company concurrently purchased an additional $1.1 million of glassware, equipment and API from Luitpold, and subsequent to the execution of the Purchase Agreement, purchased an additional $340,000 of API after closing within two business days of the release of such API from Luitpold’s supplier.

The Company accounted for the arrangement as a business combination and the purchase price has been allocated to the acquisition date fair values as follows:

Purchase Price
(in thousands)	Allocation
Inventory	$3,408
Property, plant & equipment	100
Finite lived intangible-intellectual property	4,620
Net assets acquired	$8,128

As the SPRIX Purchase Agreement was executed on January 8, 2015, there was no material difference between the Company’s results presented in the Company’s consolidated statement of operations and the pro forma results for the three and nine months ended September 30, 2015.

12. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2015 the Company recorded a tax benefit of $1,000 and tax expense of $4,000, respectively.  For the three and nine months ended September 30, 2016 the Company recorded a tax benefit of $358,000 and $780,000, respectively.

As of December 31, 2015 and September 30, 2016, the Company had a non-current deferred tax liability of $1.1 million and $304,000 respectively. The deferred tax liability relates to the state tax treatment of the 5.50% Notes. The Company maintains a full valuation against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

13. Related-Party Transactions

Related Party Receivables

The Company has derived a portion of its revenue for the three and nine months ended September 30, 2015 from the Shionogi Agreement, who is also an investor in the Company. As of December 31, 2015 the related party receivable with Shionogi was $57,000 and consisted entirely of revenue from development costs incurred under the Shionogi Agreement.  As of September 30, 2016, there was no related party receivable due to the termination of the Shionogi Agreement (See Note 11 – Acquisitions and License and Collaboration Agreements).

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

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC and which are incorporated herein by reference, for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Egalet was founded around our proprietary Guardian™ Technology that can be applied broadly across different classes of pharmaceutical products. Using this technology, we have two late-stage product candidates in development; ARYMO™ ER, an abuse-deterrent (“AD”), extended-release (“ER”) oral morphine formulation, which is under review with the U.S. Food and Drug Administration (“FDA”); and Egalet-002, an AD, ER, oral oxycodone formulation, which is in a Phase 3 program (together our “lead product candidates”). In January 2015, we acquired SPRIX® (ketorolac tromethamine) Nasal Spray and in-licensed OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII—both approved by the FDA (our “approved products”).  In addition, we have other Guardian Technology product candidates, including an AD, ER hydrocodone and an AD stimulant, in our pipeline.  We plan to continue to grow through business development and organic development leveraging our proprietary Guardian Technology.

We have completed bioequivalence studies and AD studies that were included in our new drug application (“NDA”) for our lead program ARYMO ER which is under review at the FDA. This product is being developed for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

To commercialize SPRIX Nasal Spray and OXAYDO and ultimately our pipeline products candidates, we are using a 71-person specialty sales force targeting approximately 11,500 physicians in the high‑decile of pain medicine prescribers in the U.S. SPRIX Nasal Spray is the first and only approved nasal spray formulation of a nonsteroidal anti-inflammatory drug (“NSAID”), in this case, ketorolac, used for short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. While providing analgesia at the opioid level, SPRIX Nasal Spray does not have issues of misuse or abuse common to opioids or some of the common opioid related side effects. OXAYDO is an immediate-release (“IR”) oral formulation of oxycodone indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. It is the first and only approved IR oxycodone product designed to discourage abuse via the route of snorting. Beyond targeting the high-decile of pain medicine prescribers with our sales force, we have sought to augment our commercial reach in other markets, including through our agreements for SPRIX Nasal Spray with Teva Pharmaceutical Industries Ltd. in the Middle East and with Septodont, Inc. (“Septodont”) focused on dentists in the U.S.

Future growth is expected to come from our pipeline of product candidates developed using our Guardian Technology. Our second late-stage product candidate Egalet-002, an AD, ER, oral oxycodone formulation, also being developed for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, is in a Phase 3 program. We also will conduct AD studies on Egalet-002 which we expect to be submitted in combination with the Phase 3 data to support an anticipated NDA filing in mid-2017. We are also developing Egalet-003, an AD stimulant product candidate, and Egalet-004, an AD hydrocodone product candidate. In addition, we have completed initial research and development efforts on 13 other potential product candidates. We have developed prototypes, conducted feasibility studies and are exploring additional applications of our technology, both independently and in collaboration with other pharmaceutical companies, for the development of both tailored precision oral drug delivery of single‑agent products and combination products for indications other than pain in which a potential for abuse exists. Our exclusively‑owned product candidates and Guardian Technology are protected by 99 issued and 41 pending patent applications worldwide as well as unpatented know‑how and trade secrets.

Recent Developments

On August 4, 2016, at the joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee of the FDA (the “Advisory Committees”), the Advisory Committees voted 18 to 1 to recommend approval of ARYMO ER.  In addition, the Advisory Committees voted 16 to 3 that if approved, ARYMO ER should be labeled as an abuse-deterrent product by the oral route of abuse, 18 to 1 that if approved, it should be labeled as an abuse-deterrent product by the nasal route of abuse and 18 to 1 that if approved, it should be labeled as an abuse-deterrent product by the intravenous route of abuse.  The FDA will consider, but is not bound by the Advisory Committees' recommendations as it continues its review of ARYMO ER.  On Oct 13, 2016 the FDA informed us that they would not be able to meet the PDUFA goal date of Oct 14, 2016, but that they are working on the draft prescription drug label for our product and further that they did not believe that we would need to submit any additional information to the agency. We will continue to work with the FDA to complete the ARYMO ER review process.

Financial Operations

Our net losses for the three months ended September 30, 2015 and 2016 were $17.4 million and $26.9 million, respectively, and $51.2 million and $69.3 million for the nine months ended September 30, 2015 and 2016, respectively. We recognized revenues in the three months ended September 30, 2015 and 2016 of $1.7 million and $4.7 million, respectively, and $3.4 million and $10.8 million for the nine months ended September 30, 2015 and 2016, respectively.  As of September 30, 2016, we had an accumulated deficit of $203.8 million. We have incurred and expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, conduct scale-up manufacturing activities, and seek regulatory approval for our product candidates, protect and expand our intellectual property portfolio and hire additional personnel.  Additionally, we expect to continue to incur significant commercialization expenses as we grow our sales, marketing and distribution infrastructure to sell our products in the U.S.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2016

(in thousands)	Three Months Ended
	September 30,
	2015	2016	Change
Revenues
Net product sales	$1,296	$4,711	$3,415
Related party revenues	390	—	(390)
Total revenue	1,686	4,711	3,025

Cost and Expenses
Cost of sales (excluding amortization of product rights)	349	914	565
Amortization of product rights	505	502	(3)
General and administrative	5,515	7,950	2,435
Sales and marketing	6,283	6,973	690
Research and development	4,602	12,070	7,468
Total costs and expenses	17,254	28,409	11,155
Loss from operations	(15,568)	(23,698)	(8,130)

Other (income) expense:
Change in fair value of derivative liability	(592)	11	603
Interest expense, net	2,380	3,601	1,221
Other (gain) loss	—	(12)	(12)
Loss (gain) on foreign currency exchange	2	(3)	(5)
	1,790	3,597	1,807
Loss before provision for income taxes	(17,358)	(27,295)	(9,937)
Provision (benefit) for income taxes	1	(358)	(359)
Net loss	$(17,359)	$(26,937)	$(9,578)

Net Product Sales

Net product sales increased from $1.3 million for the three months ended September 30, 2015 to $4.7 million for the three months ended September 30, 2016.  Net product sales in the three months ended September 30, 2015 consisted entirely of SPRIX Nasal Spray product sales.  Net product sales in the three months ended September 30, 2016 consisted of $3.8 million in SPRIX Nasal Spray product sales and $959,000 in OXAYDO product sales. There were no OXAYDO product sales for the three months ended September 30, 2015.

Related Party Revenues

Related party revenues were $390,000 for the three months ended September 30, 2015.  There were no related party revenues for the three months ended September 30, 2016 as a result of the termination of our collaboration and license agreement (the “Shionogi Agreement”) with Shionogi Limited (“Shionogi”) in December 2015.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding product amortization rights) increased from $349,000 in the three months ended September 30, 2015 to $914,000 for the three months ended September 30, 2016. Cost of sales for the three months ended September 30, 2015 related only to SPRIX Nasal Spray. Cost of sales for the three months ended September 30, 2016 related to both SPRIX Nasal Spray and OXAYDO.

Cost of sales for SPRIX Nasal Spray for the three months ended September 30, 2015 of $349,000 reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition. Cost of sales for SPRIX Nasal Spray for the three months ended September 30, 2016 of $726,000 reflected the average cost of inventory produced and dispensed to patients during the three months ended September 30, 2016.

There was no cost of sales for OXAYDO in the three months ended September 30, 2015. Cost of sales for OXAYDO in the three months ended September 30, 2016 of $188,000 reflected the average costs of inventory dispensed to patients.

Amortization of Product Rights

Amortization of product rights decreased from $505,000 for the three months ended September 30, 2015 to $502,000 for the three months ended September 30, 2016.  Amortization of product rights was comprised of $274,000 for the OXAYDO and $231,000 for the SPRIX Nasal Spray intangible assets in the three months ended September 30, 2015, and $271,000 for the OXAYDO and $231,000 for the SPRIX Nasal Spray intangible assets in the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 44.2%, from $5.5 million for the three months ended September 30, 2015 to $8.0 million for the three months ended September 30, 2016.  The increase was attributable to increases in employee salary and benefits of $609,000 and increases in stock based compensation expense of $869,000, due to the growth of our organization. There were also increased professional fees of $1.1 million which included expenses related to the preparation for the August 2016 FDA Advisory Committee meeting.

Sales and Marketing Expenses

Sales and marketing expenses increased $690,000 or 11.2%, from $6.3 million in the three months ended September 30, 2015 to $7.0 million for the three months ended September 30, 2016. The increase related to the growth of our commercial operations in the U.S. and the continued sales and marketing support of SPRIX Nasal Spray and OXAYDO.

Research and Development Expenses

Research and development expenses increased by $7.5 million, or 162.3%, from $4.6 million for the three months ended September 30, 2015 to $12.1 million for the three months ended September 30, 2016.  This increase was driven primarily by increases in our development costs for Egalet-002 and OXAYDO of $5.0 million and $2.1 million, respectively.

Change in fair value of derivative liability

The interest make whole provision of our 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”) is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the three months ended September 30, 2015 we had a loss of $592,000 as a result of the change in the fair value of our derivative liability, compared to a gain of $11,000 for the three months ended September 30, 2016.  The change in fair value of the derivative liability is due primarily to changes in the value of our common stock during the three months ended September 30, 2015 and 2016.

Interest expense

Interest expense was $2.4 million for the three months ended September 30, 2015, and $3.6 million for the three months ended September 30, 2016.  The increase was driven primarily by $800,000 in debt extinguishment costs related to the repayment in full of the Loan and Security Agreement (as amended, the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) as well as interest expense related to the newly issued 13% Notes.

Loss on Foreign Currency Exchange

For the three months ended September 30, 2015, we recognized a loss on foreign currency exchange of $2,000.  For the three months ended September 30, 2016, we recognized a loss on foreign currency exchange of $3,000. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2015 when compared to 2016.

Provision (benefit) for Income Taxes

We had a provision for income taxes of $1,000 for the three months ended September 30, 2015, and an income tax benefit of $358,000 for the three months ended September 30, 2016. The income tax benefit in the three months ended September 30, 2016 relates to a state tax benefit associated with the 5.50% Notes.

Comparison of the nine months ended September 30, 2015 and 2016

(in thousands)	Nine months ended
	September 30,
	2015	2016	Change
Revenues
Net product sales	$2,065	$10,724	$8,659
Collaboration revenues	—	100	100
Related party revenues	1,361	—	(1,361)
Total revenue	3,426	10,824	7,398

Cost and Expenses
Cost of sales (excluding amortization of product rights)	650	2,580	1,930
Amortization of product rights	1,468	1,506	38
General and administrative	16,014	22,802	6,788
Sales and marketing	11,142	19,455	8,313
Research and development	19,905	26,886	6,981
Total costs and expenses	49,179	73,229	24,050
Loss from operations	(45,753)	(62,405)	(16,652)

Other (income) expense:
Change in fair value of derivative liability	181	(642)	(823)
Interest expense, net	5,146	8,225	3,079
Other (gain) loss	(2)	54	56
Loss on foreign currency exchange	87	—	(87)
	5,412	7,637	2,225
Loss before provision for income taxes	(51,165)	(70,042)	(18,877)
Provision (benefit) for income taxes	4	(780)	(784)
Net loss	$(51,169)	$(69,262)	$(18,093)

Net Product Sales

Net product sales increased from $2.1 million for the nine months ended September 30, 2015 to $10.7 million for the nine months ended September 30, 2016.  Net product sales for the nine months ended September 30, 2015, consisted entirely of SPRIX Nasal Spray product sales.  Net product sales in the nine months ended September 30, 2016, consisted of $8.6 million in SPRIX Nasal Spray product sales due to increased unit sales and $2.1 million in OXAYDO product sales.

Collaboration Revenues

There were no collaboration revenues for the nine months ended September 30, 2015.  Collaboration revenues were $100,000 for the nine months ended September 30, 2016, and consisted entirely of revenues recognized under our SPRIX Nasal Spray marketing agreement with Septodont.

Related Party Revenues

Related party revenues were $1.4 million for the nine months ended September 30, 2015 there were no related party revenues for the nine months ended September 30, 2016, as a result of the termination of the Shionogi Agreement in December 2015.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding product amortization rights) increased from $650,000 in the nine months ended September 30, 2015 to $2.6 million for the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2015 related only to SPRIX Nasal Spray. Cost of sales for the nine months ended September 30, 2016 related to both SPRIX Nasal Spray and OXAYDO.

Cost of sales for SPRIX Nasal Spray for the nine months ended September 30, 2015 of $650,000 reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition. Cost of sales for SPRIX Nasal Spray for the nine months ended September 30, 2016 of $2.0 million reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition as well as the average cost of inventory subsequently produced and dispensed to patients during the nine months ended September 30, 2016.

There was no cost of sales for OXAYDO in the nine months ended September 30, 2015. Cost of sales for OXAYDO in the nine months ended September 30, 2016 of $522,000 reflects the average costs of inventory dispensed to patients.

Amortization of Product Rights

Amortization of product rights was $1.5 million the nine months ended September 30, 2015.  Amortization of product rights was comprised of $796,000 for the OXAYDO and $672,000 for the SPRIX Nasal Spray intangible assets in the nine months ended September 30, 2015, and $813,000 for the OXAYDO and $693,000 for the SPRIX Nasal Spray intangible assets in the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses increased by $6.8 million, or 42.4%, from $16.0 million for the nine months ended September 30, 2015 to $22.8 million for the nine months ended September 30, 2016.  This was primarily attributable to increases in employee salary and benefits of $2.7 million due to the growth of our U.S. operations, stock based compensation expense of $1.1 million, and administrative expenses of $1.5 million.  There were also increased professional fees of $2.2 million which included expenses related to the preparation for the August 2016 FDA Advisory Committee meeting. These increases were offset by a decrease in regulatory fees of $498,000.

Sales and Marketing Expenses

Sales and marketing expenses increased $8.3 million, or 42.1%, from $11.1 million in the nine months ended September 30, 2015, to $19.5 million for the nine months ended September 30, 2016.  The increase was attributable to increases in salary, benefits and stock based compensation expense of $847,000 and contract sales force expenses of $5.2 million, which began operations in the third quarter of 2015, and sales and marketing support for SPRIX Nasal Spray and OXAYDO and sales and marketing launch planning for ARYMO ER.

Research and Development Expenses

Research and development expenses increased by $7.0 million, or 35.1%, from $19.9 million for the nine months ended September 30, 2015, to $26.9 million for the nine months ended September 30, 2016. This increase was driven primarily by an increase in our development costs for Egalet-002 and OXAYDO of $6.8 million and $3.8 million, respectively. These increases were offset by a decrease in our development costs for ARYMO ER of $3.2 million.

Change in fair value of derivative liability

The interest make whole provision of the 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.   During the nine months ended September 30, 2015, we had a loss of $181,000 as a result of the change in the fair value of our derivative liability, as opposed to a gain of $642,000 during the nine months ended September 30, 2016.  The change in fair value of the derivative liability is due the changes in the value of our common stock during the three months ended September 30, 2015 and 2016.

Interest expense

Interest expense was $5.1 million for the nine months ended September 30, 2015, and $8.2 million for the nine months ended September 30, 2016.  The increase was attributable to the interest expense on the 5.50% Notes, which were issued in April 2015, as well as debt extinguishment costs of $800,000 related to the repayment in full of the Loan Agreement with Hercules.

Loss on Foreign Currency Exchange

For the nine months ended September 30, 2015, we recognized a loss on foreign currency exchange of $87,000.  For the nine months ended September 30, 2016, there was no loss on foreign currency exchange. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2015 when compared to 2016.

Provision (benefit) for Income Taxes

We had a provision for income taxes of $4,000 for the nine months ended September 30, 2015, and an income tax benefit of $780,000 for the nine months ended September 30, 2016. The income tax benefit in the nine months ended September 30, 2016, relates to a state tax benefit associated with the 5.50% Notes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $51.2 million and $69.3 million for the nine months ended September 30, 2015 and 2016, respectively. Our operating activities used $20.8 million of cash and $57.1 million of cash during the nine months ended September 30, 2015 and 2016, respectively. At September 30, 2016, we had an accumulated deficit of $203.8 million, a working capital surplus of $84.6 million and cash, cash equivalents and marketable securities totaling $101.2 million.

From our inception through our initial public offering (“IPO”) on February 11, 2014, we received gross proceeds of $31.1 million from the issuance of preferred stock and convertible debt.

In February 2014, 4,200,000 shares of our common stock were sold at an IPO price of $12.00 per share, for aggregate gross proceeds of $50.4 million. In March 2014, in connection with the exercise by the underwriters of a portion of the over-allotment option granted to them in connection with the IPO, 630,000 additional shares of our common stock were sold at the IPO price of $12.00 per share, for aggregate gross proceeds of approximately $7.6 million. In addition, as part of the IPO, we converted all of our convertible preferred stock and related party senior convertible debt into 5,329,451 and 2,585,745 shares of common stock, respectively. Also, Shionogi, our previous collaboration partner, purchased 1,250,000 shares of our common stock in a separate private placement concurrent with the completion of the IPO at a price equal to $12.00 per share, for aggregate gross proceeds of $15.0 million. In addition, the 2013 related party senior convertible debt holders automatically exercised 600,000 warrants for shares of common stock at an exercise price of $0.0083 per share.  The net proceeds we received from the IPO and the private placement, after deducting underwriting discounts and commissions and offering expenses, were approximately $51.5 million and $14.0 million, respectively.

In January 2015, we entered into the Loan Agreement with Hercules and certain other lenders, pursuant to which we borrowed $15.0 million under a term loan.  In August 2016, we repaid all outstanding obligations under the Loan Agreement, using the proceeds from the 13% Notes.  Refer to Note 6 — Long-term Debt in the Notes to our Unaudited Consolidated Financial Statements for additional information.

In April and May 2015, we issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 6- Long-term debt for additional information.

In July 2015, we entered into a sale agreement with Cantor Fitzgerald & Co. (“Cantor”) to offer shares of our common stock from time to time through Cantor, as our sales agent for the offer and sale of the shares, in an “at-the-market” offering.  We may offer and sell shares of common stock for an aggregate offering price of up to $30.0 million.  To date, we have not sold any shares pursuant to the agreement.

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

Through December 31, 2015 we financed our operations with the $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million from Shionogi under the Shionogi Agreement.

In August 2016, we issued $40.0 million in aggregate principal amount of the 13% Notes and will issue another $40.0 million in aggregate principal amount if we obtain approval from the FDA of our product candidate ARYMO ER on or before June 30, 2017, so long as no event of default under the Indenture has occurred and is continuing.  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also pay an installment of principal on the 13% Notes pursuant to a straight-line fixed amortization schedule. However, if approval of ARYMO ER is obtained from the FDA on or before June 30, 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018 we will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO (oxycodone HCI, USP) tablets for oral use only – CII, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the Notes on such Payment Date.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least September 30, 2017.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2016:

(in thousands)	Nine Months Ended
	September 30,
	2015	2016
Net cash provided by (used in):
Operating activities	$(20,750)	$(57,078)
Investing activities	(107,620)	34,976
Financing activities	152,361	21,649
Effect of foreign currency translation on cash	429	410
Net increase (decrease) in cash	$24,420	$(43)

Cash Flows from Operating Activities

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $51.2 million offset by an increase in deferred revenue of $21.4 million generated by the Shionogi milestone received and sales of SPRIX Nasal Spray in the first quarter of 2015, non-cash items consisting of $3.7 million of stock-based compensation expense, $2.3 million of amortization and depreciation expense, and $2.5 million of amortization of debt discount related to the Loan Agreement with Hercules and 5.50% Notes.  Net cash outflows from changes in other operating assets and liabilities were $327,000 primarily due to an increase in deposits and other assets of $1.3 million, a decrease in accounts payable of $724,000 and an increase in prepaid expenses of $707,000.  These were partially offset by an increase in accrued expenses of $2.6 million.

Net cash used in operating activities was $57.1 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $69.3 million.  The net loss was partially offset by $11.4 million net non-cash adjustments to reconcile net loss to net cash used in operations, which included stock-based compensation expense of $4.7 million, non-cash interest and amortization of debt discount of $4.0 million and depreciation and amortization expense of $2.7 million. Net cash inflows from changes in operating assets and liabilities of $814,000 consisted of an increase in accrued expenses of $6.3 million, a decrease in deposits and other assets of $2.2 million and an increase in other liabilities of $836,000 offset by a decrease in deferred revenue of $5.2 million and an increase in accounts receivable of $3.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $107.6 million and consisted of $96.6 million for the purchase of available for sale securities, $8.1 million for the purchase of SPRIX Nasal Spray, $5.2 million for the license of OXAYDO and payments of $1.9 million for deposits and purchases of property and equipment.  These outflows were offset by the sale of investments of $3.4 million and the maturity of investments of $798,000.

Net cash used in investing activities for the nine months ended September 30, 2016 was $35.0 million and consisted of $81.0 million from maturity of investments, $8.6 million from the sale of investments, offset by $45.5 million for the purchase of investments and $9.1 million for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $152.4 million for the nine months ended September 30, 2015, and consisted of the net proceeds from the Loan Agreement with Hercules of $14.7 million, net proceeds from the issuance of the 5.50% Notes of $56.8 million and the net proceeds from the Follow on Offering of $80.8 million.

Net cash provided by financing activities was $21.6 million for the nine months ended September 30, 2016 and consisted of $37.2 million in net proceeds from the issuance of the 13% Notes and Royalty Rights and $274,000 from the issuance of common stock under the 2013 Plan, offset by $15.9 million in payments on borrowings under the Loan Agreement with Hercules.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, commercial infrastructure development, legal and other regulatory expenses, business development opportunities and general overhead costs. We expect our cash expenditures to increase in the near term as we continue to grow our commercialization efforts around SPRIX Nasal Spray and OXAYDO, and if approved, ARYMO ER, and the clinical development of Egalet-002 and our other product candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least September 30, 2017.  However, our future operating and capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table represents our contractual obligations and commitments as of September 30, 2016:

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$3,039	$637	$1,081	$1,090	$231
Hercules debt (2)	—	—	—	—	—
Senior Secured 13% Notes (3)	53,968	5,373	39,862	8,733
5.50% convertible notes (4)	74,420	3,355	6,710	64,355	—
Other (5)	5	5	1	—	—
Total	$131,432	$9,370	$47,654	$74,178	$231

(1)	Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space.
(2)	On August 31, 2016, we repaid all outstanding obligations under the Loan Agreement with Hercules.
(3)

On August 31, 2016, we completed the initial closing (the “Initial Closing”) of our offering of up to $80.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”).  We issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing, and will issue an additional $40.0 million aggregate principal amount of the 13% Notes if we obtain approval from the FDA of our product candidate ARYMO™ ER on or before June 30, 2017.  The above table does not reflect the additional $40.0 million in aggregate principal amount as ARYMO ER is still under review with the FDA.  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”)

commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also pay an installment of principal of the 13% Notes pursuant to a straight-line fixed amortization schedule. However, if approval of ARYMO ER is obtained from the FDA on or before June 30, 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, we will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002 for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.

(4)

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

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief financial officer, chief operating officer, chief commercial officer, chief medical officer, general counsel and senior vice president of research and development, that provide for, among other things, salary, bonus and severance payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, and September 30, 2016 we had cash and cash equivalents and marketable securities of $145.7 million and $101.2 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

If our approved products, or any of our product candidates for which we receive regulatory approval, do not achieve broad market acceptance or coverage by third‑party payors, the revenues that we generate from those products will be limited. Coverage and reimbursement of our approved products by third‑party payors is also necessary for commercial success. Acceptance and use of our approved products and product candidates will depend on a number of factors including:

•	the timing of market introduction of ARYMO ER, if approved, and our other product candidates, as well as competitive products;

•

the ability to obtain abuse-deterrent claims in the labels for our product candidates at all, and broad enough abuse deterrent claims that encompass common forms of abuse to demonstrate a substantial benefit to health care providers and patients;

•	the results of any required Phase 4 studies following any product approval to support the continued use of any abuse-deterrent claims;

•	approved indications, warnings and precautions language that may be less desirable than anticipated;

•

perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our approved products and our product candidates, and, in particular, the efficacy of our abuse‑deterrent technology in reducing potential risks of unintended use;

•	perceptions by physicians regarding the cost benefit of our approved products and product candidates in reducing potential risks of unintended use;

•	published studies demonstrating the cost effectiveness of our approved products and product candidates relative to competing products;

•	the potential and perceived advantages of our approved products and product candidates over alternative treatments;

•	availability of coverage and adequate reimbursement for our approved products and our product candidates from government and healthcare payors;

•	the steps that prescribers and dispensers must take, since our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

•	any negative publicity related to our or our competitors’ products that include the same active ingredient as our approved products and product candidates;

•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s U.S. Food and Drug Administration (“FDA”) approved product labeling;

•	our ability to implement a Risk Evaluation and Mitigation Strategy (“REMS”) prior to the distribution of any product candidate requiring a REMS; and

•	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

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

Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in  2013, and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could impose additional financial pressure on our customers, which could in turn diminish demand for our products or result in pricing pressure on us.  In addition, drug pricing by pharmaceutical companies has recently come under close scrutiny. For example, in November 2015 the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

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

Additionally, efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic-abuse deterrent opioid formulations, and seeking input from the FDA’s Scientific Board to broaden the understanding of the public risks of opioid abuse. The FDA’s Scientific Advisory Board met to address these issues on March 1, 2016. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services (“HHS”) to address opioid-related overdose, death and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone, which can reverse overdose from both prescription opioids and heroin, to reduce overdose-related deaths, and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. Also as part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases. In March 2016, as part of the HHS initiative, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time.  Prior to this action, on September 10, 2013, the FDA announced its intention to effect labeling changes to all approved ER and long‑acting opioids. In particular, the FDA intends to update the indication for ER and long‑acting opioids so that ER and long‑acting opioids will be indicated only for the management of pain severe enough to require daily, around‑the‑clock, long‑term opioid treatment and for which alternative treatment options are inadequate. On April 16, 2014, the FDA updated these indications. Many of these changes could require us to expend additional resources in developing and commercializing our product candidates and OXAYDO to meet additional requirements. Advancements in the development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our product candidates and cause our product candidates to be less commercially successful.

Guidelines and recommendations published by various organizations can reduce the use of our approved products and product candidates, if approved.

Government agencies promulgate regulations and guidelines directly applicable to us and to our approved products and product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 31, 2016, we completed the initial closing (the “Initial Closing”) of our offering (the “Offering”) of up to $40.0 million aggregate principal amount of our 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We will issue an additional $40.0 million aggregate principal amount of the 13% Notes if we obtain approval from the FDA of our product candidate ARYMO ER on or before June 30, 2017, so long as no event of default under the Indenture has occurred or is continuing.  The 13% Notes were sold directly only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof relative to transactions by an issuer not involving any public offering. Morgan Stanley & Co., LLC was the placement agent in connection with the sales of the 13% Notes. We received net proceeds from the Initial Closing of approximately $37.2 million, after deducting the Offering expenses payable by us.

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

4.1

Indenture, dated as of August 31, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.2	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.3

Collateral Agreement, dated as of August 31, 2016, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.4	Form of Egalet Corporation Restricted Stock Award Agreement (filed herewith).

10.5	Employment Agreement by and between Egalet Corporation and Patrick M. Shea (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2016

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

4.1

Indenture, dated as of August 31, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.2	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.3

Collateral Agreement, dated as of August 31, 2016, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on September 1, 2016).

10.4	Form of Egalet Corporation Restricted Stock Award Agreement (filed herewith).

10.5	Employment Agreement by and between Egalet Corporation and Patrick M. Shea (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).