Form 10-K
period 2016-12-31
Egalet Corp
filed 2017-03-13
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter),the aggregate market value of the registrant’s voting stock held by non‑affiliates was approximately $108.5 million based on the last reported sale price of the registrant’s common stock on June 30, 2016.

There were 25,209,455 shares of Common Stock outstanding as of March 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10‑K.

EGALET CORPORATION

On November 26, 2013, Egalet Corporation (the “Company”) acquired all of the outstanding shares of Egalet Limited (“Egalet UK”). As a result, Egalet UK became a wholly‑owned subsidiary of the Company, and the former shareholders of Egalet UK received shares of the Company (the “Share Exchange”). Unless the context indicates otherwise, as used in this Annual Report on Form 10‑K, the terms “Egalet,” “we,” “us,” “our,” “our company” and “our business” refers to the Company for all periods subsequent to the Share Exchange, and to Egalet UK for all periods prior to the Share Exchange. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10‑K are the property of their respective owners. We have assumed that the reader understands that all such terms are source‑indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10‑K, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Annual Report on Form 10‑K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2016.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10‑K (this “Annual Report”) includes forward‑looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward‑looking statements. Forward‑looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the commercial success of our products and, if approved, our product candidates, our plans with regard to the commercialization of our products, including the timing of our launch of ARYMO ER, our ability to execute on our sales and marketing strategy, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our products and product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, current and future government regulations and the impact of such regulations, expectations regarding clinical trial data, our business development plans, our results of operations, cash needs and ability to obtain additional funding, financial condition, liquidity, prospects, growth and strategies, foreign exchange rates, the industry in which we operate and the competition and trends that may affect the industry or us.

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

•

the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities and the outcome of the internalization of our previously external sales force;

•	the rate and degree of market acceptance of any of our products and product candidates;
•	the success of competing products that are or become available;
•	recently enacted and future legislation regarding the healthcare system;
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

You should also read carefully the factors described in the “Risk Factors” section of this Annual Report and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not place undue reliance on these statements or regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-deterrent opioid formulations to patients and physicians. We are currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”) and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”). On January 9, 2017, the U.S. Food and Drug Administration (“FDA”) approved Egalet’s first product developed using our proprietary Guardian™ Technology ARYMO ER™ (morphine sulfate) extended-release (“ER”) tablets (“ARYMO ER”), an ER morphine product formulated with abuse-deterrent (“AD”) properties. ARYMO ER, which is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, will be made commercially available at the end of the first quarter 2017. We also are developing Egalet-002, a Guardian Technology AD, ER, oral oxycodone formulation currently in Phase 3 studies, for the same indication as ARYMO ER. We plan to continue to grow through the revenues of our three approved products, business development and leveraging our proprietary Guardian Technology.

Strategy

Our goal is to be a leading specialty pharmaceutical company focused on developing, manufacturing and commercializing innovative treatments for pain and other conditions. Key elements of our strategy include:

•

Execute our sales and marketing strategy for SPRIX Nasal Spray, OXAYDO and ARYMO ER. In 2016, we had 71-person specialty sales force targeting the approximately 11,500 physicians in the high‑decile of pain medicine prescribers in the United States with the intent to build awareness and increase adoption of both SPRIX and OXAYDO. With the pending launch of ARYMO ER, we are transitioning the salesforce into two separate teams. 50 territory managers will promote OXAYDO and ARYMO ER to approximately 6,000 healthcare providers. Another 32 territory managers will focus on educating approximately 4,500 healthcare providers about SPRIX Nasal Spray. In addition, we have an account management team calling on commercial and government payers and a trade team focused on channel partners.

•

Augment OXAYDO abuse-deterrent section of prescribing information label and develop additional dosage strengths. In December 2016, we filed a supplemental new drug application (“sNDA”) for OXAYDO with the FDA to support an abuse-deterrent label claim for the intravenous route of abuse. The application was based on data that was presented at the PAINWeek conference in September 2016. In addition, we submitted a prior approval supplement to the FDA for 10 mg and 15 mg dosage strengths of OXAYDO to potentially provide patients and physicians additional dosage options beyond the currently marketed 5 mg and 7.5 mg doses.

•

Develop Egalet‑002 as an AD, ER oxycodone product for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate and obtain FDA approval of Egalet-002. We have a pivotal Phase 3 clinical development program for Egalet-002 ongoing. We have conducted Phase 1 pharmacokinetic (“PK”) trials of Egalet‑002, a battery of Category 1 AD studies compared to OxyContin, a Category 3 intranasal human abuse potential (“HAP”) study and a pilot Category 3 oral HAP study. We anticipate completing the Phase 3 program in the fourth quarter of 2017. The FDA has granted us Fast Track status with respect to Egalet‑002. Based on this and the expected timing of our clinical trials, we anticipate submitting an NDA for Egalet‑002 in 2019.

•

Conduct business development to build on our product portfolio and leverage Guardian Technology to fuel pipeline growth. Our business development activities will be concentrated in three areas: 1) augmenting our product portfolio through potential in-licenses and product acquisitions; 2) enhancing the opportunities for our existing products through partnerships that access physicians and patients outside of our commercial focus in the United States or markets outside the United States; and 3) develop partnerships to leverage our Guardian Technology by collaborating on our current product candidates or exploring new product opportunities.

Background on Pain and Prescription Opioid Abuse

With approximately 100 million Americans suffering from chronic pain according to the Institute of Medicine—more than those affected by heart disease, cancer, and diabetes combined—there is a substantial need for effective pain treatments. The millions suffering from acute or chronic pain every year greatly impact our country with increasing costs associated with health care, rehabilitation and lost worker productivity. Pain is a significant public health problem that costs society between $560.0 and $635.0 billion annually according to the Institute of Medicine. Nonsteroidal anti-inflammatory drugs (“NSAIDs”) are among the most widely used medications in the world because of their demonstrated efficacy in reducing pain and inflammation. In addition, IMS prescription data from 2015 shows that opioids are the most widely prescribed products for pain, with prescriptions exceeding 200 million in 2015.

Unfortunately, drug abuse is a significant issue, with an estimated 29.0 million people suffering from drug use disorders worldwide according to the United Nations Office on Drugs and Crime, World Drug Report 2016. Per the 2015 National Survey on Drug Use and Health (NSDUH), an estimated 12.5 million Americans age 12 and older misused prescription pain relievers in the past year. The Centers for Disease Control and Prevention (“CDC”) have stated that opioids accounted for approximately 70 percent of fatal prescription drug overdoses. Importantly, based on a 2015 national survey of people 12 and older, an estimated 54 percent of respondents who reported misusing prescription pain relievers in the past year obtained their last misused prescription pain reliever from a friend or relative. This issue of prescription misuse and abuse is a costly one with the total costs of prescription drug abuse for public and private healthcare payers—largely the result of emergency room visits, rehabilitation and associated health problems—up to $72.5 billion annually according to the American Journal of Managed Care.

Prescription medications, particularly opioids (both ER and immediate-release (“IR”) forms), are prone to being misused or abused through physical and chemical manipulation for the purpose of increasing the speed of the drug release into the bloodstream to accelerate and intensify their effects. A study of prescription opioid abusers in a drug rehabilitation program published in the Journal of Pain & Palliative Care Pharmacotherapy found that 80 percent tampered with opioid tablets to accelerate drug release by chewing or administering the drug intranasally or intravenously. Common methods of manipulating medications in pill or tablet form include crushing in order to swallow, snort or smoke, and dissolving in order to inject.

In reaction to this widespread prescription opioid misuse and abuse, the U.S. government and the FDA have established this issue as a high priority. In February 2016, the FDA announced an action plan to combat the growing problem of prescription abuse, highlighting the development of AD formulations as a part of the solution. In addition, according to the CDC, the first line of therapy should be non-opioid treatments, such as NSAIDs.

Approved Products

SPRIX Nasal Spray

SPRIX Nasal Spray for short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level

SPRIX® (ketorolac tromethamine) Nasal Spray is an NSAID indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. Formulated as a nasal spray, SPRIX is rapidly absorbed through the nasal mucosa, achieving peak blood levels as fast as an intramuscular injection of ketorolac. SPRIX Nasal Spray has been studied in patients with moderate to moderately severe pain. SPRIX Nasal Spray has demonstrated a 26 to 34 percent reduction in morphine use by patients over a 48‑hour period in a post‑operative setting as compared with placebo. We acquired SPRIX Nasal Spray and certain related assets from Luitpold Pharmaceuticals, Inc. (“Luitpold”) in January 2015 for $7.0 million.

Commercial Strategy

Given the issue of prescription opioid abuse and emphasis on prescribing non-narcotic treatments, we believe that SPRIX Nasal Spray, a product that provides opioid-level pain relief, can be an important treatment option for patients with moderate to severe short-term pain. Starting at the end of the first quarter of 2017, a dedicated-SPRIX salesforce of approximately 32 territory managers will be targeting approximately 4,500 healthcare providers. Since the second quarter of 2015, we have been promoting SPRIX to pain prescribers. Going forward, we will be focusing on targeting physicians who have a history of prescribing intramuscular injections of ketorolac and SPRIX. To broaden our reach, since February 2016, we have partnered with Septodont, Inc. (“Septodont”) who has been promoting SPRIX Nasal Spray exclusively to dentists in the United States and Teva has exclusive marketing and commercialization rights to SPRIX Nasal Spray in Israel, Gaza and the West Bank once the product is registered. We are continuing to evaluate other partnership opportunities to bring SPRIX Nasal Spray to other potential specialties that treat patients with short-term pain.

OXAYDO

OXAYDO for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

OXAYDO, the first and only approved IR oxycodone product designed to discourage abuse via snorting, is indicated for the management of acute and chronic moderate to severe pain where an opioid is appropriate. OXAYDO was approved in 2011 prior to the U.S. FDA Guidance for Industry, Abuse-Deterrent Opioids – Evaluation and Labeling (“FDA AD Guidance”) on abuse-deterrent opioids. However, the label does include results from a Category 3 AD study that evaluated drug liking after snorting crushed OXAYDO compared to crushed Roxicodone (oxycodone hydrochloride tablets USP). In September 2016, we announced Category 1 abuse-deterrent data that demonstrated that OXAYDO resists syringeability which could potentially deter abuse through the intravenous route. This data was the basis for an sNDA filed in December 2016 with the FDA. If approved, this could potentially enable us to obtain an abuse-deterrent label for OXAYDO under the FDA AD Guidance.

OXAYDO is currently available in 5 mg and 7.5 mg doses. In September 2016, a pharmacokinetic study demonstrated bioequivalence (“BE”) of OXAYDO 15 mg to Roxicodone 15 mg. This data served as the basis for a prior approval supplement that was submitted to the FDA in February 2017 to request approval of additional dosage strengths of 10 mg and 15 mg. If approved, we expect these new dosage strengths would be available to market by the second half of 2017.

We licensed OXAYDO from Acura Pharmaceuticals (“Acura”) in January 2015 for a $5.0 million upfront payment and a $2.5 million milestone payment upon commercial launch. In addition, Acura is entitled to a one-time $12.5 million milestone payment if OXAYDO net sales reach $150.0 million in a calendar year and a tiered royalty of single-digit to double-digit percent based on sales thresholds.

Commercial Strategy

Given the increasing number of IR opioid prescriptions and the high incidence of abuse of IR opioids, OXAYDO has the potential to be an important treatment option. According to the RADAR Systems 2016 study, 98.7 percent of prescription opioid abusers have abused IR opioids. With over 54 million prescriptions of IR oxycodone written in 2016 according to IMS, there is a substantial need for an IR oxycodone product like OXAYDO that is designed to discourage abuse. Since the third quarter of 2015, our sales force has been focused on educating approximately 11,500 physicians in the high‑decile of pain medicine prescribers in the United States on the attributes of OXAYDO. Starting in March 2017, we will be focusing on approximately 6,000 healthcare providers. These healthcare providers were identified as candidates likely to prescribe both OXAYDO and ARYMO ER.

ARYMO ER

ARYMO ER for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

ARYMO ER is the first approved product developed using our proprietary Guardian Technology creating tablets that are difficult to manipulate for the purpose of misuse and abuse. Results from in vitro testing demonstrated that ARYMO ER tablets, in comparison to non-abuse-deterrent morphine sulfate extended-release tablets, have increased resistance to cutting, crushing, grinding or breaking using a variety of tools. Due to its physical and chemical properties, ARYMO ER is expected to make abuse by injection difficult. ARYMO ER has been approved in three dosage strengths: 15 mg, 30 mg and 60 mg.

Commercial Strategy

Morphine is the most commonly prescribed ER opioid, with nearly 6.4 million prescriptions written in 2016 according to IMS. With more than 98 percent of these prescriptions written for non-abuse-deterrent forms of morphine, we believe that there is a market opportunity for AD morphine like ARYMO ER. We plan to launch ARYMO ER at the end of the first quarter of 2017. We will begin educating approximately 6,000 target healthcare providers about the benefits and risks of ARYMO ER.

Product Candidates

Our Solution: Guardian Technology

Overview

Our proprietary Guardian Technology is a polymer matrix tablet technology that utilizes a novel application of the well-established manufacturing process of injection molding, which results in tablets that are hard and difficult to manipulate for misuse and abuse. This approach offers the ability to design tablets with controlled-release profiles as well as physical and chemical properties that have been demonstrated to resist both common and rigorous methods of manipulation. Tablets manufactured with Guardian Technology have been shown to have increased resistance to physical methods of manipulation, such as cutting, crushing, grinding or breaking using a variety of mechanical and electrical tools. The tablets are also resistant to chemical manipulation and attempts at extraction, and turn into a viscous hydrogel on contact with liquid, making syringeability difficult.

Our first proprietary product, ARYMO ER, a specialized matrix created through our proprietary manufacturing process, controls the release of the active pharmaceutical ingredient (“API”) into the blood stream. The matrix, which contains the API as well as inactive agents known as excipients, erodes over time in the gastrointestinal (“GI”) tract, releasing the API. Egalet-002, our current lead product candidate, employs a similar matrix system, however the Egalet-002 tablet is surrounded by a water-impermeable, non-eroding, hard shell containing polylactic acid ("PLA") that creates a cylinder, with the API-containing matrix exposed at both ends.

While our Guardian Technology creates a tablet that is extremely hard and has AD features, the construct of the tablet allows for controlled release of the API in the GI tract. Below is a diagram that illustrates the design of Egalet‑002 which includes an inner matrix and an outer shell. The tablet’s shell, which is impermeable and remains unchanged, is shown in gray and the matrix containing the API is shown in off-white.

Our Guardian Technology employs a proven, reproducible, scalable and cost‑efficient manufacturing process. While other pharmaceutical companies typically manufacture their AD products using conventional compression methods, our injection molding technology involves the simultaneous use of both pressure and heat to form tablets using a customized mold. This injection molding technology used to create our matrix and shell is also used in the manufacture of medical devices, including implants and diagnostics, to create the matrix and shell. We believe that we are the first company to combine standard pharmaceutical production with injection molding to produce orally delivered pharmaceutical products.

Egalet‑002 for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate

Overview

Egalet‑002, an AD, ER, oral oxycodone formulation, is currently in Phase 3 development for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Using our Guardian Technology, we developed Egalet‑002 to address common methods of abuse and misuse, including crushing in order to swallow, snort or smoke, and dissolving in order to inject. In particular, Egalet-002 was specifically designed to address abuse by crushing and snorting, which is the most common method of manipulating oxycodone‑based products for abuse, according to a 2011 article in the Harm Reduction Journal. We plan to seek approval of Egalet‑002 through the FDA’s Section 505(b)(2) approval pathway, using OxyContin as the reference listed drug (“RLD”). In parallel, we are conducting a full set of AD studies in accordance with the FDA AD Guidance, with the goal of obtaining AD claims in Egalet-002’s product label. Because the PK profile of Egalet-002 differs from that of OxyContin, a single Phase 3 efficacy/safety study is being conducted, along with a one-year open-label safety study to assess the long-term exposure of the outer shell component, as required by the FDA.

Egalet‑002 tablets are designed with an inner matrix, composed of the API and polyethylene oxide (“PEO”), which is surrounded by an outer inert shell composed of PLA and PEO—the physical hardness of the shell and the gelling effect of the matrix combine to give Egalet-002 its AD characteristics. The primary component making up the outer shell, has been used extensively in the medical devices industry, including in the manufacture of implants and diagnostics.

Product Features of Egalet‑002

We believe that Egalet‑002, if approved, may provide patients and physicians with the following benefits:

1.

Abuse‑deterrent features:  Egalet‑002 was developed to address some of the most common methods of abuse and misuse, including crushing in order to swallow, snort or smoke, and dissolving in order to inject.

Egalet‑002 uses our two‑component system, which is designed to enhance the deterrence of abuse by crushing and snorting in particular, which is the most common method of manipulating oxycodone‑based products for abuse.

2.	PK profile: Egalet‑002 is not bioequivalent to OxyContin and produces less peak‑to‑trough concentration variability in drug exposure.
3.

No alcohol dose dumping:  In a clinical alcohol interaction study, the release of oxycodone from Egalet‑002 was slowed in the presence of increasing concentrations of alcohol demonstrating no evidence of alcohol dose dumping.

Clinical Development

On July 17, 2013, we submitted an investigational new drug (“IND”) application for Egalet‑002 to the FDA. We plan to seek approval of Egalet‑002 under the FDA’s Section 505(b)(2) approval pathway using OxyContin as the RLD. We have conducted Phase 1 PK trials of Egalet‑002, a battery of Category 1 AD studies comparing Egalet-002 to OxyContin, a clinical alcohol interaction study and a pilot oral abuse potential study with development product. In December 2016, we announced positive results for the primary endpoint of maximum drug liking from our Category 3 intranasal HAP study comparing Egalet-002 to IR oxycodone. We have an ongoing pivotal Phase 3 program which includes a safety and efficacy trial, as well as an open-label, long-term safety study. The Phase 3 studies are expected to be completed in the fourth quarter 2017. The FDA has granted Fast Track status with respect to Egalet‑002. Based on this, and the expected timing of our clinical trials, we anticipate submitting an NDA for Egalet‑002 in 2019.

Completed Clinical Trials

We have performed three Phase 1 clinical trials of Egalet‑002 as part of the formulation development and optimization program. The results of these studies demonstrated that Egalet-002 exhibited different PK characteristics relative to OxyContin. In particular, the plasma concentration of oxycodone after administration of Egalet‑002 had a narrower peak‑to‑trough range than OxyContin, while maintaining a similar range of total concentration, as measured by the area under the curve (“AUC”). These results are represented in the table below as follows: Cmax or peak plasma concentration; Cmin or trough plasma concentration; and the total exposure measured as AUC. These results demonstrate that the PK profile of Egalet‑002 shows less fluctuation in plasma oxycodone concentration.

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

Completed Abuse‑Deterrent Studies

In accordance with the FDA AD Guidance, we commissioned a third party to conduct Category 1 AD studies of Egalet‑002 to evaluate the physical and chemical properties of Egalet‑002 compared to the AD formulation of OxyContin. These experiments included the full battery of Phase 1 physical manipulations and Phase 2 chemical extractions as referenced in the FDA AD Guidance to fully interrogate the AD properties of Egalet‑002 compared to OxyContin. In one study, five Egalet‑002 tablets and five OxyContin tablets were milled in a coffee grinder, a household tool commonly used to defeat these tablets for recreational use and abuse, for successive rounds of 20 seconds and then placed on a sieve stack with progressively smaller filters to measure the particle size of the ground up tablets. For Egalet‑002, this can either be done with the outer shell intact or with additional effort to try and remove the shell. The result of this Category 1 study with regard to particle size reduction showed that, for Egalet‑002, 12.5 percent of particles were less than 500 microns (suitable for snorting) compared to 74.2 percent of the particles for OxyContin.

In December 2016, a randomized, double‑blind, double‑dummy, active and placebo‑controlled, crossover study comparing the abuse potential of manipulated Egalet‑002 versus manipulated IR oxycodone and manipulated OxyContin following intranasal administration in nondependent recreational opioid users was completed. For the primary comparison, the difference in maximum “Drug Liking” (Emax) between manipulated Egalet-002 (79.5 with shell on) was lower compared to crushed IR oxycodone (86.6) at a statistically significant level p = 0.0004. The difference was also statistically significant (p <0.0001) for the comparison between manipulated Egalet-002 (77.4 with shell off) and crushed IR oxycodone (86.6). For the secondary outcome of “Take Drug Again” (measured on a bipolar 100-point scale), the results were 69.9 for manipulated Egalet-002 (with shell on), 72.4 for manipulated Egalet-002 (with shell off), and 75.5 for crushed IR oxycodone which, in each case, was not a statistically significant difference. In the study’s exploratory analysis with OxyContin, “Drug Liking” Emax was similar in all treatment arms, with results of 79.5 for manipulated Egalet-002 (with shell on), 77.4 for manipulated Egalet-002 (with shell off), and 76.2 for manipulated OxyContin. “Ease of Snorting” and “Pleasantness of Snorting” were also assessed using a unipolar 100-point scale where 100 represented 'very easy'/'very pleasant' and 0 represented 'very hard'/'very unpleasant.' Ease of Snorting was harder for manipulated Egalet-002 (42.0 with shell on) and manipulated Egalet-002 (49.5 with shell off) compared to manipulated OxyContin (65.1) at statistically significant levels; (p < 0.0001 and p = 0.0050, respectively) and “Pleasantness of Snorting” was lower for manipulated Egalet-002 (40.7 with shell on) and manipulated Egalet-002 (with 44.7 shell off) compared to manipulated OxyContin (55.3) at statistically significant levels as well (p = 0.0003 and p = 0.0081, respectively).

Ongoing/Planned Clinical Trials and Abuse‑Deterrent Studies

•

A Phase 3, multi‑center, placebo‑controlled, randomized withdrawal trial to assess the analgesic efficacy, safety, and tolerability of Egalet‑002 in both opioid‑experienced and opioid‑naïve patients with chronic moderate to severe low back pain. This trial is currently ongoing.

•

An open-label, long-term safety trial of Egalet‑002 in patients with chronic moderate to severe pain to assess the long-term exposure of Egalet‑002 in patients up to one year. This trial has been completely enrolled and is ongoing.

•

A study comparing the abuse potential of manipulated and intact Egalet‑002 tablets versus manipulated IR oxycodone and manipulated OxyContin following oral administration in nondependent recreational opioid users.

•	A Category 1 study will need to be done with to-be-marketed product once process optimization has taken place.

Additional Product Candidates

We have two other product candidates that were developed using our Guardian Technology. We have Egalet-003, an AD stimulant product candidate, and Egalet-004, an AD, ER hydrocodone‑based product candidate for which an initial Phase 1 bioavailability study has been conducted. We are exploring the possibility of further development of these product candidates with a partner.

Our proprietary Guardian Technology platform has the potential to more broadly used with additional types of pharmaceutical products. We believe that the flexibility of our drug delivery systems can be applied to the administration of other classes of APIs, including combination products, where abuse deterrence or a specific release profile is desired. We have developed prototypes, conducted feasibility studies and are exploring additional applications of our technology, both on our own and in collaboration with other pharmaceutical companies.

Manufacturing

Overview

Our approved products are manufactured at contract manufacturing facilities in the United States. We have agreements with UPM Pharmaceuticals to manufacture OXAYDO and Halo Pharmaceuticals, Inc. (“Halo”) to produce ARYMO ER.  Jubilant Hollister Stier (“JHS”) manufactures SPRIX Nasal Spray for us and we purchase our required quantities of SPRIX Nasal Spray through purchase orders with JHS.

In February 2017, we entered into a manufacturing services agreement with Halo related to the manufacture and supply of ARYMO ER. The agreement has an initial term of five years, and under its terms we are obligated to purchase all of our requirements for ARYMO ER from Halo through 2019 and seventy-five percent of our requirements for the remainder of the term, subject to certain limited exceptions.

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

We also use Halo to produce Egalet-002. To prepare for the commercial launch of ARYMO ER, we expanded the manufacturing capacity and invested in two more injection molding machines at Halo in 2016.

Drug Substances

The API used in SPRIX Nasal Spray is ketorolac tromethamine, in OXAYDO is oxycodone hydrochloride, in ARYMO ER is morphine sulfate, and in Egalet‑002 is oxycodone hydrochloride. We currently procure these APIs on a purchase order basis. We acquire ketorolac from a European based manufacturer, while we secure the opioid APIs from a U.S‑based manufacturer, and we may enter into commercial supply agreements with this manufacturer at a later date.

Both morphine sulfate and oxycodone hydrochloride are classified as narcotic controlled substances under U.S. federal law. OXAYDO and ARYMO ER are classified as Schedule II controlled substances by the U.S. Drug Enforcement Administration (“DEA”), meaning that these substances have the highest potential for abuse and dependence among drugs that are recognized as having an accepted medical use. We expect that Egalet‑002 also will be classified as a Schedule II controlled substance. Consequently, the manufacturing, shipping, dispensing and storing of our products and product candidates are and will be subject to a high degree of regulation, as described in more detail under the caption “Governmental Regulation—DEA Regulation.”

Intellectual Property

We regard the protection of patents, designs, trademarks and other proprietary rights that we own as critical to our success and competitive position. As of February 28, 2017, we owned 20 issued patents within the United States, and an additional 95 issued foreign patents covering our product candidates or technology platform. The terms of the issued U.S. patents, extend to various dates between 2022 and 2033. We have acquired two U.S. patents and two pending U.S. patent applications directed to processes of manufacture, devices, and compositions related to SPRIX. We also have an exclusive license to a U.S. patent listed in the Orange Book related to SPRIX Nasal Spray from Recordati S.p.A. that expires in 2018. The term of our overall domestic and foreign patent portfolio related to our ARYMO ER and Egalet‑002 product candidates and our Guardian Technology platform, excluding possible patent extensions, extends to various dates between 2022 and 2033, if pending patent applications in each of our patent families issue as patents.

We have also licensed six Orange Book listed patents that cover OXAYDO and Acura Pharmaceuticals’ aversion technology which expire between 2023 and 2025.

As of February 28, 2017, we owned nine pending patent applications under active prosecution in the United States, and an additional 31 pending foreign patent applications covering our product candidates and technology platform. We have one pending patent application in the United States and eleven pending foreign patent applications relating to ARYMO ER. The types of protection that may be afforded by any patents that may issue from these applications include, but are not limited to, composition of matter, process of manufacturing or method of use. Our patents provide protection in jurisdictions that include the United States, Canada, Brazil, Mexico, Europe, Eurasia, India, Hong Kong, Australia, New Zealand, Republic of Korea, China and Japan.

Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business, but only in those cases in which we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities to us. Otherwise, we publish the invention such that it becomes prior art in order for us to secure freedom to operate and to prevent a third party from patenting the invention before us. Our Guardian Technology and products related thereto are not in‑licensed from any third party, and we own all the rights to our product candidates.

We also rely on trademarks and trade designs to develop and maintain our competitive position. We have trademarks for Egalet Guardian Technology and ARYMO ER in the United States, Canada and the European Union, and SPRIX Nasal Spray in United States and Mexico.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know‑how that is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require our employees, consultants and advisors to enter confidentiality agreements prohibiting the disclosure of confidential information and, in some cases, requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to us, or use without proper authorization, any third party’s proprietary technology.

In accordance with the provisions of Danish law related to inventions of employees, all our employees located in Denmark are under an obligation to assign their rights to an invention to us upon request if the invention is made within the course of their employment by us. Pursuant to this legislation, we may be required to make a compensatory payment to the employee for the right to an invention. To date, we have not received any such claim for compensatory payment from any employee and we do not believe that any employee has any basis for such a claim.

Research and Development

              Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2014, 2015 and 2016, we recorded $22.4 million, $27.1 million and $33.8 million, respectively, in research and development expenses. We will continue to incur research and development expense for the foreseeable future as we continue our efforts to further advance the development of our product candidates, subject to the availability of additional funding.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. We believe the key competitive factors that will affect the development and commercial success of our product candidates include their degree of abuse deterrence, onset of action, bioavailability, therapeutic efficacy, and convenience of dosing and distribution, as well as their safety, cost and tolerability profiles and our sales and marketing capabilities. Many of our larger potential competitors have substantially greater financial, technical and human resources than we do, as well as more experience in the development of product candidates and the commercialization of products. Consequently, our competitors may develop AD products for the treatment of moderate to severe pain or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

In addition to the specific alternatives to our product candidates described below, our product candidates also face competition from commercially available generic and branded long‑acting opioid drugs other than morphine or oxycodone, including fentanyl, hydromorphone, oxymorphone and methadone, as well as opioids that are currently in clinical development.

SPRIX Nasal Spray

SPRIX Nasal Spray competes in the short‑term analgesic market which is defined as patients needing therapy for five days or less. There is a high degree of generic competition in this market; however, branded drugs continue to play an important role for patients. There are numerous categories of products in this space and various delivery methods of these analgesics including pills, gels, sprays and injectables. Product categories include NSAIDS such as ibuprofen, diclofenac, celecoxib and ketorolac and IR opioids such as oxycodone, hydrocodone and tapentadol.

OXAYDO

OXAYDO competes against other marketed branded and generic pain therapeutics. Opioid therapeutics generally fall into two classes: codeines, which include oxycodones and hydrocodones, and morphines. OXAYDO is an oxycodone, and competes with therapeutics within both the codeine and morphine classes. These therapeutics include both Schedule II and Schedule III controlled substance products being marketed by companies such as Endo Pharmaceuticals Holdings Inc., Mallinckrodt, Pfizer, Purdue, Teva and Actavis, Inc.

OXAYDO also will compete with a significant number of opioid product candidates under development, including abuse deterrent and tamper resistant formulations of currently available opioids, novel opioids and alternative delivery forms of various opioids under development at other pharmaceutical companies, including single‑entity ER hydrocodone product candidates, which include abuse deterrent formulations, being developed by Pfizer, Purdue and Teva. OXAYDO may also face competition from non‑opioid product candidates including new chemical entities, as well as alternative delivery forms of NSAIDs. These new opioid and non‑opioid product candidates are being developed by companies such as Acura, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira, Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International Inc., Nektar Therapeutics, Pfizer and QRxPharma Ltd.

ARYMO ER

ARYMO ER will compete against branded and generic, long‑ acting morphine products labeled for the treatment of moderate to severe pain. These existing products include Pfizer’s Avinza, Actavis’ Kadian, Purdue’s MS Contin and generic morphine products produced by Actavis, Mallinckrodt, Rhodes Pharmaceuticals, Mylan and Endo. Abuse-deterrent labeling for Pfizer’s Embeda was approved in October 2014 and Embeda was re-launched for commercial availability in 2015. Inspirion Delivery Technologies’ MorphaBond received FDA approval in October of 2015 and it is expected to become commercially available in 2017.

We believe there are AD morphine products in clinical development by Purdue and Elite. In addition, any company that has developed an AD technology could initiate an AD morphine program at any time.

Egalet‑002

If approved, Egalet‑002 would compete directly against Purdue’s OxyContin for the treatment of patients experiencing moderate to severe pain. Collegium’s XTAMPZA ER was approved in April 2016, Targiniq was approved, but Purdue has withdrawn it from the market and Pfizer’s TROXYCA was approved in August 2016, each of which may compete with Egalet-002 if approved. Although no generic oxycodone products are currently commercially available, it is possible that a generic formulation with AD features could be developed to mirror OxyContin, in which case Egalet‑002 would compete also with any such generic oxycodone products. It is also possible that a company that has developed an AD technology could initiate an abuse‑deterrent oxycodone program at any time.

Government Regulations

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FFDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post‑approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

Pharmaceutical product development in the U.S. for a new product or related to changes to an approved product typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre‑market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in some instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Another scenario which allows for a single Phase 3 efficacy/safety study is via the 505(b)(2) pathway when the investigational product is not bioequivalent to the RLD but can still utilize other safety data from the reference agent for a submission.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,038,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment in 2015. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in‑depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within 10-12 months; most applications for priority review drugs are reviewed in six to eight months. The FDA can extend these reviews by three months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but takes into consideration the recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earliest of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. As with traditional NDAs, a Section 505(b)(2) NDA may be eligible for three‑year marketing exclusivity, assuming the NDA includes reports of new clinical studies (other than bioavailability studies) essential to the approval of the NDA.

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

In February 2009, the FDA informed drug manufacturers that it will require a REMS for sustained release opioid drug products. Subsequently, the FDA initiated efforts to develop a new standardized REMS for these opioid medications to ensure their safe use. ER formulations of morphine, oxycodone, and hydrocodone would be required to have a REMS. The FDA is also considering whether to have IR opioids join the REMS program.

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

DEA Regulation

Our products OXAYDO and ARYMO ER are, and our product candidate, Egalet‑002, if approved, will be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970 (“CSA”), which establishes registration, security, recordkeeping, reporting, storage, distribution, importation, exportation and other requirements administered by the DEA. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

OXAYDO, an IR oxycodone product designed to discourage abuse via snorting and ARYMO ER, an AD, ER morphine product, are each listed by the DEA as a Schedule II controlled substance under the CSA and we expect that Egalet‑ 002, an AD, ER oxycodone product candidate, if approved, will be as well. Consequently, the manufacturing, shipping, storing, selling and using of the products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Any of our products regulated as Schedule II controlled substances will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much morphine and oxycodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our license partners and contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including morphine sulfate and oxycodone hydrochloride for use in manufacturing ARYMO ER and Egalet‑002 and OXAYDO respectively. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. Our, or our contract manufacturers’, quota of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

International Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products. Whether we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval and, if applicable, DEA classification. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Many foreign countries are also signatories to the internal drug control treaties and have implemented regulations of controlled substances like those in the United States. Our products will be subject to such regulation which may impose certain regulatory and reporting requirements and restrict sales of these products in those countries.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may apply to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

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

The federal Anti‑Kickback Statute prohibits any person, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term “remuneration” is not defined in the federal Anti‑Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are several statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not meet all the criteria for safe harbor protection from federal Anti‑Kickback Statute liability in all cases. The reach of the federal Anti‑Kickback Statute was broadened by the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Affordable Care Act”), which, among other things, amends the intent requirement of the federal Anti‑Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws like the federal Anti‑Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third‑party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third‑party payor and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability based on inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off‑label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third‑party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement about the delivery of or payment for healthcare benefits, items or services.

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of our products and product candidates, if and when approved, depends and will depend, in part, upon the availability of coverage and adequate reimbursement from third‑party payors at the federal, state and private levels. Third‑party payors include governmental programs such as Medicare or Medicaid as well as commercial healthcare plans and pharmacy benefits managers. These third‑party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors will continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost‑effective by third‑party payors, that an adequate level of reimbursement will be available or that the third‑party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Healthcare Reform

In the United States and foreign jurisdictions, there have been several legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. The Medicare Modernization Act imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. Part D plans include both stand‑alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our current products or product candidates for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non‑governmental payors.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. It is also uncertain as to whether, and how, the Affordable Care Act and its related rules and regulations may be affected by the new Congress and administration, but the public debate during and following the 2016 campaign may be portend changes that may affect the biopharmaceutical industry in general and the coverage and reimbursement of prescription drugs in particular. In 2017, we may face uncertainties because there likely will be federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the Affordable Care Act. There is no assurance that the Affordable Care Act, as currently enacted or amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Other Regulatory Requirements and Challenges to Regulatory Actions

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research and other environmental and safety regulations. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us. Companies may petition governmental agencies, including the FDA, to discuss or take action with regard to regulatory decisions made relating to a product, product candidate or the company itself.

Employees

As of February 28, 2017, we had 154 employees, of which 135 were employed in the United States and 19 were employed in Denmark. Of our employees, 21 were in research and development, 87 were in sales and marketing and 46 were in administration. Per the Danish Salaried Act, Danish employees have the right to be represented by a labor union. We consider our employee relations to be good.

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

We are a pharmaceutical company at an early stage of commercialization with a limited operating and commercialization history. To date, we have focused on developing our recently approved product, ARYMO ER, and our product candidate, Egalet-002, as well as commercializing SPRIX Nasal Spray and OXAYDO.  Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable.  As a result, there is little historical basis upon which to assess how we will respond to competitive or economic challenges or other challenges to our business. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by pharmaceutical companies in the early stages of commercialization.

We have generated substantial net losses and negative cash flow from operations since our inception, and we continue to incur significant research, development, commercialization and other expenses related to our ongoing operations for our products and product candidates. For the years ended December 31, 2016, 2015 and 2014, we reported a net loss of $90.6 million, $57.9 million and $43.2 million, respectively.

We expect to incur losses and negative cash flow for the foreseeable future. Our ability to generate sufficient revenues from SPRIX Nasal Spray, OXAYDO and ARYMO ER, our approved products, and Egalet‑002 and any other product candidates that we may develop, if approved, will depend on numerous factors described in the following risk factors and elsewhere in this Annual Report. We expect that our gross margin may fluctuate from period to period as a result of changes in product mix sold, potentially by the introduction of new products by us or our competitors, manufacturing efficiencies related to our products and a variety of other factors. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently generate limited revenue from the sale of products and may never become profitable.

We are preparing for the commercial launch of our recently approved product, ARYMO ER, which we expect will occur in March 2017. Accordingly, we have not generated any revenue from sales of ARYMO ER or from our product candidate, Egalet-002. To date, we have generated $21.0 million in total revenue from SPRIX Nasal Spray and

OXAYDO, and have generated $22.6 million in total revenue since our inception from feasibility and collaboration agreements. Under our collaboration agreement with Shionogi, we received a $10.0 million upfront payment in December 2013 and an additional $10.0 million milestone payment in April 2015, but as this agreement was terminated in December 2015, we will not generate any additional revenue under this agreement.

Our ability to generate additional revenue and become profitable depends upon our ability to, among other things, expand the marketing of SPRIX Nasal Spray and OXAYDO and successfully commercialize ARYMO ER and any other products that we may develop, in license or acquire in the future. Even if we decide to seek and are able to successfully achieve regulatory approval for our product candidates, we do not know when any of these products will generate revenue for us, if at all.  Our ability to generate revenue from our approved products or future product candidates also depends on a number of additional factors, including our ability to:

•

successfully satisfy any FDA post-marketing requirements for OXAYDO and ARYMO ER, including studies and clinical trials that have been required for other immediate release and extended release/long acting opioid analgesics and individual studies and clinical trials of ARYMO ER;

•	successfully complete development activities, including the necessary clinical and human abuse liability trials;
•	complete and submit NDAs to the FDA and obtain regulatory approval for indications for which there is a commercial market;
•	obtain FDA approval for additional dosage strengths and new abuse-deterrent claims for OXAYDO;
•	set a commercially viable price for our products;
•	obtain coverage and adequate reimbursement from third‑party, including government payors;
•	address limitations in our marketing ability as a result of the claims that we are permitted to include in the label for our approved products, including claims regarding abuse deterrence;
•	further penetrate the market for existing products and ultimately increase sales for our products relative to our competition;
•	obtain commercial quantities of our products at acceptable cost levels;
•

continue to develop a commercial organization capable of sales, marketing and distribution for the products we intend to sell ourselves in the markets in which we have retained commercialization rights;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities; and
•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

In addition, our commercial infrastructure will result in significant and increasing expenses. In order to manage expanding operations, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to seek approval of our product candidates or execute our business strategy and our operating results and business could suffer. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our goals.

Further, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the process described above, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate meaningful revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Our current significant indebtedness and any future debt obligations expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our shareholders.

In April 2015, we completed an offering of $61.0 million aggregate principal amount of our 5.50% convertible senior notes due 2020, or the Convertible Senior Notes. Interest on the Convertible Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing in October 2015, and the Convertible Senior Notes mature on April 1, 2020.  In addition, in August 2016, we completed the initial closing of our offering of up to $80.0 million aggregate principal amount of our 13% senior secured notes, or our Senior Secured Notes.  We issued $40.0 million aggregate principal amount of our Senior Secured Notes at the initial closing, and an additional $40.0 million aggregate principal amount of our Senior Secured Notes on January 18, 2017. Interest on our Senior Secured Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20th and September 20th of each year commencing on March 20, 2017. On each such payment date beginning on March 20, 2018, we will also pay an installment of principal on the Senior Secured Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002 for the two-consecutive fiscal quarterly period most recently ended, less the amount of interest paid on the Senior Secured Notes on that payment date.  The Senior Secured Notes mature on September 20, 2033.  As of December 31, 2016, our total consolidated indebtedness was approximately $101.0 million

Our ability to make payments on the Convertible Senior Notes and the Senior Secured Notes depends on our ability to generate cash in the future. We expect to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. There can be no assurance that we will be in a position to repay this indebtedness when due or obtain extensions of the maturity date. We anticipate that we will need to secure additional funding in order for us to be able to satisfy our obligations when due. For example, on February 28, 2017 the closing price of our common stock was $4.94, which is significantly less than the mandatory conversion price under the indenture governing the Convertible Senior Notes.  If the Senior Convertible Notes were to mature while our stock price remains “underwater,” we would be required to repay the principal amount in cash.  We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

If any additional funding involves the sale of equity securities or convertible securities, it would result in the issuance of additional shares of our capital stock, which would result in dilution to our stockholders. In addition, the indebtedness under the Senior Secured Notes is secured by substantially all of our assets, including our intellectual property.  As a result, a default under the Senior Secured Notes indenture could result in the loss of some or all of our intellectual property, which would have a material adverse effect on our business and results of operations.  Further, both the indenture governing the Convertible Senior Notes and the indenture covering our Senior Secured Notes also contain certain customary covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without prior consent.  The terms of the agreements governing any of our future indebtedness may have similar or additional limitations and restrictions.

This level of debt could have important consequences to you as an investor in our securities. For example, it could:

•	limit our flexibility in planning for and executing the development, clinical testing, approval and marketing of our approved products or product candidates;
•	place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are;
•	reduce the amount of funds available to fund working capital, capital expenditures and other general corporate purposes;
•	increase our vulnerability to both general and industry‑specific adverse economic conditions;
•	limit our ability to engage in acquisitions; and
•	limit our ability to obtain additional funds.

In addition, as the magnitude of our principal and interest payments on the Senior Secured Notes will be proportionate to the revenues generated by our approved products, the nature of the Senior Secured Notes will reduce the amount of cash flow from net product sales that is available for other corporate purposes.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a more detailed discussion of the Convertible Senior Notes and the Senior Secured Notes offerings.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes and the Senior Secured Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

If we require additional capital to fund our operations and we fail to obtain necessary financing, we may be unable to successfully commercialize ARYMO ER and complete the development and commercialization of Egalet‑002 and our other product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to commercialize our approved products, as well as any product candidates for which we receive regulatory approval, including continuing to build our own commercial organization to address selected markets, and to advance the clinical development of our product candidates. We believe that our existing cash will be sufficient to fund our projected operating requirements at least through June 30, 2018. However, we may require additional capital for the further development and commercialization of our product candidates and may also need to raise additional funds sooner in order to accelerate development of our product candidates.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our approved products or product candidates or one or more of our other research and development initiatives. We also could be required to:

•	seek collaborators for our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•	significantly curtail operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	increasing sales of our approved products;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates and any future product candidates we may in‑license or acquire;
•	the clinical development plans we establish for our product candidates;
•	the ability to obtain abuse‑deterrent claims in the labels for our products and product candidates;
•	the number and characteristics of product candidates that we in‑license and develop;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial‑scale outsourced manufacturing activities;
•	the timing and amount of revenue from sales of our approved products and any subsequently approved product candidates that are commercialized;
•	our ability to achieve milestones under any license or collaboration agreement that we may enter into in the future;
•	Complying with and completing FDA post-marketing requirements on OXAYDO and ARYMO ER and PREA commitment for SPRIX Nasal Spray;
•	the size and cost of our commercial infrastructure;
•	costs and timing of completion of any outsourced commercial manufacturing supply arrangements that we may establish; and
•	costs associated with any third-party litigation.

Despite our current debt levels, we may still incur additional debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur certain additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. In certain situations, the terms of the indentures governing the Convertible Senior Notes and Senior Secured Notes permit us to incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our existing debt when due. The indenture governing our Senior Secured Notes restricts our ability to incur certain additional indebtedness, including certain secured indebtedness, subject to certain exceptions, but if the Senior Secured Notes mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, products or product candidates.

We may seek additional capital through a combination of private and public equity offerings, debt financings, receivables or royalty financings, strategic partnerships and alliances and licensing arrangements. We do not currently have any committed external sources of funds.  Moreover, our existing debt places significant limitations on our ability to incur additional indebtedness. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt, receivables and royalty financings may be coupled with an equity component, such as warrants to purchase stock, which could also result in dilution of our existing stockholders’ ownership. For example, our Senior Convertible Notes are, subject to certain conditions, convertible into shares of our common stock at the option of the debt holder.  The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, otherwise significantly curtail operations or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change NOLs and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre‑change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to the Commercialization of Our Products and Product Candidates

Our future prospects are dependent on the success of our approved products, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.

A substantial portion of our resources are focused on the commercialization of our approved products, OXAYDO, SPRIX Nasal Spray and ARYMO ER. Our ability to generate significant product revenues and to achieve commercial success in the near‑term will initially depend almost entirely on our ability to successfully commercialize these products in the United States. Before we can market and sell these products in a particular jurisdiction, we need to obtain necessary regulatory approvals (from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that we or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we or our commercialization partners obtain all of the necessary regulatory approvals, we may never generate significant revenues from any commercial sales of our products. If we fail to successfully commercialize our current and future products, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

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

If our approved products, or any of our product candidates for which we receive regulatory approval, do not achieve broad market acceptance or coverage by third‑party payors, the revenues that we generate from those products will be limited. Coverage and reimbursement of our approved products by third‑party payors is also necessary for commercial success. Acceptance and use of our approved products and product candidates will depend on a number of factors including:

•	the timing of market introduction of ARYMO ER, our recently approved product, and, if approved, our product candidates, as well as competitive products;

•

the ability to obtain abuse-deterrent claims in the labels for our product candidates at all, and broad enough abuse-deterrent claims that encompass common forms of abuse to demonstrate a substantial benefit to health care providers and patients;

•	any exclusivity rights a competitors’ products may have;

•	the results of any required Phase 4 studies following any product approval to support the continued use of any abuse-deterrent claims;

•	approved indications, warnings and precautions language that may be less desirable than anticipated;

•

perceptions by members of the healthcare community, including physicians, about the safety and efficacy of our approved products and our product candidates, and, in particular, the efficacy of our abuse‑deterrent technology in reducing potential risks of unintended use;

•	published studies demonstrating the cost effectiveness of our approved products and product candidates relative to competing products;

•	the potential and perceived advantages of our approved products and product candidates over alternative treatments;

•	availability of coverage and adequate reimbursement for our approved products and our product candidates from government and healthcare payors;

•	the steps that prescribers and dispensers must take, since our product candidates are controlled substances, as well as the perceived risks based upon their controlled substance status;

•	any negative publicity related to our or our competitors’ products that include the same active ingredient as our approved products and product candidates;

•	the prevalence and severity of adverse side effects, including limitations or warnings contained in a product’s FDA approved product labeling;

•	our ability to implement a REMS prior to the distribution of any product candidate requiring a REMS; and

•	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

Because we expect to rely on sales generated by our products and, if approved, our product candidates to achieve profitability in the future, the failure of our products or product candidates to achieve market acceptance would harm our business prospects.

Our limited history of commercial operations makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our shares.

Following our acquisition and license in January 2015 of SPRIX Nasal Spray and OXAYDO, respectively, and the approval by the FDA of ARYMO ER in January 2017, we have three products approved in the United States. However, we have a limited history of marketing these products. We began the commercial activities for OXYADO in the United States in the third quarter of 2015 and expect to begin commercial activities for ARYMO ER in the first quarter of 2017. SPRIX Nasal Spray has remained commercially available in the United States following our acquisition of the product on January 8, 2015. To date, sales of our marketed products, while growing, have not been significant, particularly as compared to the costs associated with the commercial infrastructure we have created and the commercialization efforts we have undertaken. We face considerable risks and difficulties as a company with limited commercial operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. Our limited commercial operating history, including our limited history commercializing SPRIX Nasal Spray, OXAYDO and ARYMO ER, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We currently have limited sales or marketing capabilities and, if we are unable to further develop our own sales and marketing capabilities or enter into strategic alliances with collaborators, we may not be successful in commercializing our approved products and product candidates.

Although our executive officers have experience marketing pharmaceutical products and we recently internalized our salesforce for our approved products as discussed below, we currently have limited sales, marketing or distribution capabilities compared to some of our competitors. We cannot guarantee that we will be successful in marketing our approved products, or if approved, Egalet‑002 or any of our other product candidates in the United States. In addition, we compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates in the United States include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products and product candidates;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are not successful in continuing to recruit sales and marketing personnel or in building our sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing our product candidates. Outside the United States, where we intend to commercialize our product candidates by entering into agreements with third‑party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.

The internalization of our previously external salesforce, while requiring significant training and equipment resources, could fail to enhance sales of our approved products or if approved, our product candidates, and could prove to be cost-ineffective for us.

Prior to the internalization of our salesforce in January 2017, we relied on third parties to manage sales efforts for us. We are investing significant amounts of money, management time and other resources in the development of our internal salesforce and internal marketing capabilities.  However, because our internal sales capabilities are new and the members of our salesforce have limited experience promoting our approved products, we may not achieve success in promoting ARYMO ER, SPRIX Nasal Spray, OXAYDO or any other products we develop or acquire in the future on our own. If we do not execute on our commercialization plan effectively and efficiently or adapt to the market response to our promotional activities, it will adversely impact the commercial potential of our products. Further, we will need to provide our salesforce with the quality training, support, guidance and oversight, including with respect to compliance with applicable law, in order for them to be credible and effective. If we fail to perform these commercial functions, our approved products may not achieve their maximum commercial potential or any significant level of success at all, which could have a material adverse effect on our financial condition, share price and operations. The deterioration or loss of our salesforce would materially and adversely impact our ability to generate sales revenue, which would hurt our results of operations, and could result in unrecoverable expenses.  Finally, there can be no assurance that the internalization of our salesforce will enhance the sales performance of our products.  The internalization of our salesforce may not be cost‑effective or and we may not realize a positive return on this investment.

Our approved products, and if approved, our product candidates, may become subject to unfavorable pricing regulations, third‑party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. For example, recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisitions of the rights to certain drug products. In particular, U.S. federal prosecutors recently issued subpoenas to a pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies relating to post-acquisition drug-price increases. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborator might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more of our products or product candidates, even those product candidates that obtain marketing approval.

Our ability to commercialize our approved products and, if approved, our product candidates, successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for our approved products, or any product that we commercialize. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Coverage and reimbursement may impact the demand for, or the price of, any or our products or any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize our approved products or any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Private third‑party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government‑funded and private payors for any approved products that we develop could reduce our future revenues.

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

Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to perform lengthy Phase 4 post‑approval clinical efficacy or safety trials. These trials could be very expensive. The FDA may also require us to amend our label based on outcomes of on-going Phase 4 commitment for OXAYDO. In addition, the FDA may not approve the labeling claims, including claims regarding abuse deterrence, that we believe are necessary or desirable for the successful commercialization of our products and product candidates.  For example, the FDA approved label for ARYMO ER contains abuse-deterrent claims for the intravenous route of abuse, but the FDA did not approve the inclusion of abuse-deterrent claims for the oral and intranasal routes of abuse.  The intranasal abuse-deterrent claim was blocked by another company’s exclusivity.

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

The commercial success of our products and product candidates, if approved, will depend upon our ability to obtain FDA approved labeling describing their abuse‑deterrent features or benefits. Our failure to achieve FDA approval of product labeling containing such information, or containing such information for all potential routes of abuse, will prevent or substantially limit our advertising and promotion of the abuse‑deterrent features of our products and product candidates, if approved, to differentiate them from other opioid products containing the same active ingredients. This may make our products and if approved, our product candidates, less competitive in the market.

The FDA has publicly stated that explicit claims that a product is expected to result in a meaningful reduction of abuse must be supported by randomized, double‑blind, controlled clinical studies of the abuse potential of the drug and that explicit claims that a product has demonstrated reduced abuse in the community will be required to be supported by post‑marketing data, including formal post‑marketing studies evaluating the effect of abuse‑deterrent formulations. Although we intend to conduct such studies, there can be no assurance that our product candidates in development will receive FDA‑approved labeling that describes the any or all of the abuse‑deterrent features of such products. If the FDA does not approve labeling containing such information, we will not be able to promote such products based on some or all of their abuse‑deterrent features, may not be able to differentiate such products from other opioid products containing the same active ingredients.  For example, the FDA approved abuse-deterrent labeling for ARYMO ER for the intravenous route of abuse, but did not approve the inclusion of abuse-deterrent claims for the oral and intranasal routes of abuse.  The intranasal abuse-deterrent claim was blocked by another company’s exclusivity.

In addition, recent public comments from FDA and members of Congress have highlighted the importance of addressing the opioid abuse epidemic.  Given the changing legislative and regulatory environment, it is difficult to predict how existing laws and regulations may affect the future approval and continued marketing of opioids, including those that fulfill current abuse-deterrent FDA guidance.

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

We may not be able to obtain three-year FDA regulatory exclusivity.

Under certain circumstances, the FDA provides periods of regulatory exclusivity following its approval of an NDA, which provide the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, were essential to the approval of the application and were conducted or sponsored by the applicant.

There is a risk that the FDA may take the view that the studies that we are conducting are not clinical trials, other than bioavailability and bioequivalence studies, that are essential to approval and therefore do not support three-year exclusivity.  Further, to the extent that the basis for exclusivity is not clear, the FDA may determine to defer a decision until it receives an application which necessitates a decision.

If we do obtain three years of exclusivity, such exclusivity will not block all potential competitors from the market. Competitors may be able to obtain approval for similar products with different forms of abuse-deterrent mechanisms or may be able to obtain approval for similar products without an abuse-deterrent mechanism.

We face intense competition, including from generic products. If our competitors market or develop alternative treatments that are approved more quickly or marketed more effectively than our products or product candidates or are demonstrated to be safer or more effective than our products or product candidates, our commercial opportunities will be reduced or eliminated.

Our approved products compete, and if approved, Egalet‑002 will compete, against numerous branded and generic products already being marketed and potentially those that are or will be in development. Many of these competitive products are offered in the United States by large, well‑capitalized companies.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our product candidates, it could reduce our sales of those product candidates. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FFDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non‑infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product candidate and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products or product candidates. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates.  For example, the patent for SPRIX Nasal Spray expires in December 2018; however, we are a party to agreements that permit the potential launch of authorized generics in March 2018.  We cannot be certain what impact generic products, including authorized generic products, will have on our revenues from SPRIX Nasal Spray, or our operating results generally.

Our competitors may also develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely‑prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We recently internalized our salesforce, which markets our approved products in the United States, and expect to expand and utilize this commercial organization in the United States for any additional proprietary product candidates that we develop, and there can be no assurance that we can maintain and augment these capabilities in a manner that will be cost efficient and competitive with the sales and marketing efforts of our competitors, especially since some or all of those competitors could expend greater economic resources than we do and/or employ third‑party sales and marketing channels.

Our approved products and our product candidates may be associated with undesirable adverse reactions or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of their approved product label or result in significant negative consequences following any marketing approval.

Undesirable adverse reactions associated with our approved products and our product candidates could cause us, our institutional review boards, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive product label or the delay, denial or withdrawal of regulatory approval by the FDA or foreign regulatory authorities.

If we or others identify undesirable adverse events associated with any of our approved products or product candidates for which receive final regulatory approval, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of the product;

•	regulatory authorities may withdraw their approvals of the product or impose restrictions on its distribution;

•	regulatory authorities may require additional warnings or contradictions in the product label that could diminish the usage or otherwise limit the commercial success of the product;

•	we may be required to conduct additional post-marketing studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our approved products or any of our product candidates, if approved, and our business, financial condition and results of operations may be adversely affected.

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

Other legislative changes have also been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in  2013, and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could impose additional financial pressure on our customers, which could in turn diminish demand for our products or result in pricing pressure on us.  In addition, drug pricing by pharmaceutical companies has recently come under close scrutiny. For example, in November 2015, the U.S. House of Representatives formed an Affordable Drug Pricing Task Force to advance legislation intended to control pharmaceutical drug costs and investigate pharmaceutical drug pricing, and the U.S. Senate has requested information from certain pharmaceutical companies in connection with an investigation into pharmaceutical drug pricing practices. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.  It is also uncertain as to whether, and how, the Affordable Care Act and its related rules and regulations may be affected by the new Congress and administration, but the public debate during and following the 2016 campaign may portend changes that may affect the biopharmaceutical industry in general and the coverage and reimbursement of prescription drugs in particular.

More recently, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provides for a 0.5% change from 2013 federal payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1, 2015. Congressional failure to intervene to prevent these changes in payment rates may adversely affect our future revenue and operating results. The 21st Century Cures Act, which the U.S. House of Representatives passed in July 2015 and former President Obama signed into law in December 2016, provides a wide range of reforms, such as broadening the types of data required to support drug approval, extending protections from generic competition, accelerating approval of breakthrough therapies, expanding the orphan drug product program, and clarifying how manufacturers communicate about their products.

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

We face an inherent risk of product liability as a result of the commercial sales of our products and the clinical testing of our product candidates. For example, we may be sued if any of our products or product candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	injury to our reputation;
•	decreased demand for our products or product candidates that we may develop;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize our products or product candidates; and
•	a decline in our share price.

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

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioid and regulatory efforts to combat abuse, could decrease the potential market for ARYMO ER, OXAYDO, and, if approved,  Egalet-002, our product candidate.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit our ability to commercialize ARYMO ER, OXAYDO and, if approved, our product candidate, Egalet-002. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse‑resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, sales, marketing, distribution or storage of our drug products could harm our reputation. Such negative publicity could reduce the potential size of the market for our product candidates and OXAYDO and decrease the revenues and royalties we are able to generate from their sale. Similarly, to the extent opioid abuse becomes less prevalent or a less urgent public health issue, regulators and third-party payers may not be willing to pay a premium for abuse‑deterrent formulations of opioids.

In addition, efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. For example, in February 2016, as part of a broader initiative led by HHS to address opioid-related overdose, death and dependence, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic abuse-deterrent opioid formulations, and seeking input from the FDA’s Scientific Board to broaden the understanding of the public risks of opioid abuse. Many of these changes could require us to expend additional resources in developing and commercializing ARYMO ER, OXAYDO, SPRIX Nasal Spray and our product candidates to meet additional requirements. Advancements in the development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of our products and product candidates and cause our products and product candidates to be less commercially successful.

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

Because we intend to market products outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•	failure to develop an international sales, marketing and distribution system for our products;
•	changes in a specific country’s or region’s political and cultural climate or economic condition;
•	unexpected changes in foreign laws and regulatory requirements;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in foreign countries;
•

trade‑protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•	significant adverse changes in foreign currency exchange rates.

Risks Related to Our Compliance with Governmental Regulations

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

In addition, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post‑approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We currently have Phase 4 study requirements for OXAYDO and ARYMO ER. We will collect data on OXAYDO for one year post marketing, and, depending on the results of the study, additional post-marketing investigations may be required to evaluate the effect of OXAYDO. We are also subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with cGMPs and with GCPs and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre‑clinical development, and for any clinical trials that we conduct post‑approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries. In addition, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any commercial products. Our arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate, including:

•

the Federal anti‑kickback statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•

the federal civil and criminal laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. firms and individuals from paying bribes to foreign officials in furtherance of a business deal and against the foreign official's duties and specifies required accounting transparency guidelines;

•

state and foreign anti‑kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental payors, including private insurers;

•	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;

•

federal laws requiring certain drug manufacturers to regularly report information related to payments and other transfers of value made to physicians and other healthcare providers, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, as well as other state and foreign laws regulating marketing activities; and

•

federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs and may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner and potentially limit our ability to offer certain marketplace discounts; and

•

state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

It is uncertain as to whether, and how, the Affordable Care Act and its related rules and regulations may be affected by the new Congress and administration, but the public debate during and following the 2016 campaign may portend changes that may affect the biopharmaceutical industry in general and the coverage and reimbursement of prescription drugs in particular.

Failure to comply with ongoing governmental regulations for marketing our products and product candidates could delay or inhibit our ability to generate revenues from their sale and could also expose us to claims or other sanctions.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Department of Justice, the HHS Office of the Inspector General, state attorneys general, members of Congress and the public. Violations, including unintended promotion of our products for unapproved or off‑label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. In addition, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our products for off‑label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off‑label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, even if unlawful promotion is inadvertent, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in restrictions, including withdrawal of the product from the market. Any of the following or other similar events, if they were to occur, could delay or preclude us from further developing, marketing or realizing the full commercial potential of our products and product candidates:

•	failure to obtain or maintain requisite governmental approvals;
•	failure to obtain approvals of labeling with abuse‑deterrent claims; or
•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

ARYMO ER is, and we anticipate that, if approved, our Egalet‑002 product candidate will be, subject to mandatory REMS programs, which could increase the cost, burden and liability associated with the commercialization of ARYMO ER and, if approved, Egalet-002, and delay the approval of Egalet-002.

The FDA has indicated that some opioid drugs formulated with the active ingredients fentanyl, hydromorphone, methadone, morphine, oxycodone, oxymorphone, and others will be required to have a REMS to ensure that the benefits of the drugs continue to outweigh the risks. The FDA has approved a REMS for ER and long‑acting (“LA”) opioids as part of a federal initiative to address prescription drug abuse and misuse. The REMS introduces new safety measures designed to reduce risks and improve the safe use of ER/LA opioids, while ensuring access to needed medications for patients in pain. The ER/LA opioid REMS affects more than 20 companies that manufacture these opioid analgesics. Under the new REMS, companies are required to make education programs available to prescribers based on an FDA Blueprint. It is expected that companies will satisfy this obligation by providing educational grants to continuing education providers, who will develop and deliver the training. The REMS also requires companies to make available FDA‑approved patient education materials on the safe use of these drugs. The companies must perform periodic assessments of the implementation of the REMS and the success of the program in meeting its goals. The FDA will review these assessments and may require additional elements to achieve the goals of the program.

ARYMO ER is, and we anticipate that Egalet‑002, if approved, will be, subject to the REMS requirement. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of these types of products and product candidates subject to the REMS requirement, which could reduce the commercial benefits to us from the sale of these products and product candidates.

Many of our products and product candidates contain controlled substances, the manufacture, use, sale, importation, exportation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

OXAYDO, ARYMO ER and Egalet‑002 each contain, and our future product candidates will likely contain, controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. OXAYDO, ARYMO ER and Egalet‑002 contain active ingredients that are classified as controlled substances under the CSA and regulations of the DEA. A number of states also independently regulate these drugs as controlled substances. Chemical compounds are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. For our products and product candidates containing controlled substances, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. We may not be able to obtain sufficient quantities of these controlled substances to meet the commercial demand of our approved products, or if approved, our product candidates, or to complete our clinical trials.

In addition, controlled substances are also subject to regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, recordkeeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of product candidates that include controlled substances. Failure to obtain and maintain required registrations or to comply with any applicable regulations could delay or preclude us from developing and commercializing our product candidates that contain controlled substances and subject us to enforcement action. Because of their restrictive nature, these regulations could limit commercialization of our products and product candidates containing controlled substances.

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

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our employees, principal investigators, CROs, CMOs and other third-party manufacturers, independent contractors, consultants, collaborators or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, CROs, CMOs and other third-party manufacturers, independent contractors, consultants, collaborators or vendors. Misconduct by any of these parties could include intentional reckless and/or negligent conduct or failures to:

•	comply with FDA, DEA or similar regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with federal and state healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We are an “emerging growth company” and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which could be for up to five years from our initial public offering. See “Summary—Implications of Being an Emerging Growth Company.”

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.  It is also uncertain what the impact of the new Congress and administration will have on such regulation in light of the President’s campaign promises and executive directives to roll back aspects of, among other things, the Dodd-Frank Act.

Risks Related to Our Dependence on Third Parties

Due to the fact that we currently rely on a sole supplier to manufacture the active pharmaceutical ingredients of our product candidates, and sole suppliers for each of our approved products, any production problems with our supplier could adversely affect us.

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

We have no manufacturing facilities and have limited experience in drug development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our product candidates. We currently rely on a limited number of experienced personnel and one contract manufacturer (“CMO”), Halo Pharmaceutical, for ARYMO ER, as well as other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. We also expect to rely solely on Halo Pharmaceutical for the commercial supply of Egalet‑002. In addition, we rely on other CMOs to manufacture SPRIX Nasal Spray and OXAYDO. We purchase our required quantities of SPRIX Nasal Spray through purchase orders and while we have an understanding with the manufacturer of SPRIX Nasal Spray regarding an exit strategy if our relationship with that manufacturer were to be terminated, we cannot assure you that a termination of this relationship would not result in a supply disruption.  Our reliance on a limited number of vendors and manufacturers exposes us to the following risks, any of which could interrupt commercialization of our products, delay our clinical trials, and, consequently, FDA approval of our product candidates, result in higher costs, or deprive us of potential product revenues:

•

CMOs, their sub‑contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•

Our CMOs could default on or, under certain circumstances, terminate their agreements or purchase orders with us to provide clinical supplies or meet our requirements for commercialization of our products.

•

For certain of our product candidates, the use of alternate CMOs may be difficult because the number of potential CMOs that have the necessary governmental licenses to produce narcotic products is limited.  In addition, the FDA and the DEA must approve any alternative manufacturer of our products before we may use the alternative manufacturer to produce our product candidates.

•

It may be difficult or impossible for us to find a replacement CMO on acceptable terms quickly, or at all. Our CMOs and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

The FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our CMOs to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties, or pursuing criminal prosecution.

Our utilization of CMOs could also result in our lack of visibility throughout our supply chain, which could result in shortages in the supply of our products or, conversely, the build-up of more inventory than we require.  Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We rely on third‑party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs involves additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third‑party service providers can be difficult, time‑consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third‑party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.

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

Outside of the United States, we currently plan to utilize strategic partners or contract salesforces, where appropriate, to assist in the marketing of our approved products and commercialization of our product candidates, if approved. We currently possess limited resources and may not be successful in establishing collaborations or co‑promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co‑promoters. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to develop or effectively commercialize our product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third‑party collaborators to successfully market and commercialize our approved products and product candidates outside of the United States would diminish our revenues.

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

Our long‑term growth will be limited unless we can successfully develop and expand our pipeline of additional product candidates. To date, we have only generated aggregate sales of our approved products of approximately $21.0 million and an aggregate of $22.6 million in revenues from various collaborative and research and development arrangements, including aggregate payments of $20.0 million under our prior collaboration and licensing agreement with Shionogi that was terminated in December 2015. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our product candidates under development. For Egalet‑002, and each additional product candidate that we intend to commercialize, we or a collaborator must successfully meet a number of critical developmental milestones, including:

•	selecting and developing a drug delivery platform technology to deliver the proper dose of drug over the desired period of time;
•	determining the appropriate drug dosage;
•	developing drug dosages that will be tolerated, safe and effective;
•	demonstrating the drug formulation will be stable for commercially reasonable time periods;
•	demonstrating through clinical trials that the drug is safe and effective in patients for the intended indication;
•	demonstrating an effective abuse-deterrent profile based on the target product profile; and
•	completing the manufacturing development and scale‑up to permit manufacture of our product candidates in commercial quantities and at acceptable prices.

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

We are continuing to test and develop our product candidates and may explore possible design or formulation changes to address bioequivalence, safety, efficacy, manufacturing efficiency and performance issues. We may not be able to complete development of product candidates that will be safe and effective and that will have a commercially reasonable treatment and storage period. If we are unable to complete development of Egalet‑002 or any of our other product candidates, we will not be able to earn revenue from them.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. It is possible that none of our existing product candidates or any future product candidates we may in‑license, acquire or develop will ever obtain regulatory approval. It is also possible that we may re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

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

In addition, under the Pediatric Research Equity Act, or PREA, a NDA or supplement to a NDA must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective.  The FDA may grant deferrals for submission of data or full or partial waivers.  We filed a supplemental NDA for SPRIX Nasal Spray in December 2015, based on pediatric data initially generated and submitted by former sponsors.  We received a refusal to file notice from the FDA on February 25, 2016.  The FDA indicated that the filing review represents a preliminary review of the application and is not indicative of deficiencies that would be identified if FDA performed a complete review.

In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of a REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us. For example, certain of our products are and we expect that Egalet‑002, if approved, will be subject to REMS or other post-marketing requirements, such as lengthy and costly post-marketing studies. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

To market and sell our products outside of the United States, we must obtain separate marketing approvals and comply with numerous and various regulatory requirements and regimes, which can involve additional testing, may take substantially longer than the FDA approval process, and still generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. FDA approval does not ensure approval by regulatory authorities in other countries or jurisdictions, approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA, and we may not obtain any regulatory approvals on a timely basis, if at all. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union, China or another country, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, we have conducted or will conduct clinical trials comparing our product candidates to both placebo and other approved drugs, but regulatory authorities may not allow us to compare our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a post-marketing REMS, which could limit the labeling, distribution or promotion of a drug product.

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

The clinical trial process also consumes a significant amount of time. The length of clinical trials will depend upon, among other factors, the number of patients required to be enrolled in such studies and the rate of trial site and patient enrollment. We may fail to obtain adequate levels of patient enrollment in our clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials. In addition, even if we enroll the number of patients we expect in the time frame we expect, such clinical trials may not provide the data necessary to support regulatory approval for the product candidates for which they were conducted. In addition, we may fail to effectively oversee and monitor these clinical trials, which would result in increased costs or delays of our clinical trials. Even if these clinical trials are completed, we may fail to complete and submit an NDA as scheduled.

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

If the FDA does not allow us to pursue the Section 505(b)(2) approval pathway for our product candidates, or if we cannot demonstrate bioequivalence or comparable bioavailability of our product candidates to approved products at a statistically significant level, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, our inability to pursue the Section 505(b)(2) approval pathway could result in new competitive products reaching the market more quickly than our product candidates, which could hurt our competitive position and our business prospects. Even if we are allowed to pursue the Section 505(b)(2) approval pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization on a timely basis, if at all.

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

We face and will continue to face competition from other companies in the pharmaceutical, medical devices and drug delivery industries. Our approved products compete and our product candidates, if approved, will compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics. Products of these types are marketed or in development by Purdue Pharma, Johnson & Johnson, Pfizer, Durect, Endo, Mallinckrodt, Zogenix, Elite Pharmaceuticals, Pain Therapeutics, Nektar, Collegium Pharmaceuticals, Inspirion, Teva, Actavis and others. Some of these companies and many others are applying significant resources and expertise to the challenges of drug delivery, and several are focusing or may focus on drug delivery to the intended site of action. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our current and potential future competitors have significantly greater research and development capabilities than we do, have substantially more marketing, manufacturing, financial, technical, human and managerial resources than we do, and have more institutional experience than we do.

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

Furthermore, if the FDA approves a competitor’s 505(b)(2) application for a drug candidate before our application for a similar drug candidate, and grants the competitor a period of exclusivity, the FDA may take the position that it cannot approve our NDA for a similar drug candidate or that our label cannot reflect certain claims because they are barred by exclusivity. For example, while the FDA approved label for ARYMO ER contains an abuse-deterrent claim for the intravenous route of abuse, the FDA did not approve the inclusion of abuse-deterrent claims for the oral and intranasal routes of abuse.  The intranasal abuse-deterrent claim was blocked by another company’s exclusivity, which expires in October 2018.  We also believe that several competitors are developing extended‑release oxycodone products, and if the FDA approves a competitor’s 505(b)(2) application for an extended‑release oxycodone product and grants exclusivity before our NDA for Egalet‑002 is filed and approved, we could be subject to a delay that would dramatically reduce our expected market potential for Egalet‑002. In addition, even if our 505(b)(2) application for Egalet‑002 is approved first, we may still be subject to competition from other oxycodone products, including approved products or other approved 505(b)(2) NDAs for different conditions of use that would not be restricted by any grant of exclusivity to us.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects than our products or product candidates. Our competitors may develop products that are safer, more effective or less costly than our products or product candidates and, therefore, present a serious competitive threat to our product offerings.

The widespread acceptance of currently available therapies with which product candidates will compete may limit market acceptance of our product candidates even if commercialized. Oral medication, transdermal drug delivery systems, such as drug patches, injectable products and implantable drug delivery devices are currently available treatments for chronic and post‑operative pain, are widely accepted in the medical community and have a long history of use. These treatments will compete with our product candidates, if approved, and the established use of these competitive products may limit the potential for our product candidates to receive widespread acceptance if commercialized.

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

Companies with innovator drugs often pursue strategies that may serve to prevent or delay competition from alternatives to their innovator products. These strategies include, but are not limited to:

•	filing “citizen petitions” with the FDA that may delay competition by causing delays of our product approvals;
•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a product’s bioequivalence or “sameness” to the related innovator product;
•	filing suits for patent infringement that automatically delay FDA approval of Section 505(b)(2) products;
•	obtaining extensions of market exclusivity by conducting clinical trials of innovator drugs in pediatric populations or by other methods;

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

We are highly dependent upon the services of our key personnel, including our chief executive officer, Robert Radie, our chief financial officer, Stan Musial, our chief operating officer, Mark Strobeck, our chief medical officer, Jeffrey Dayno, our chief commercial officer, Patrick Shea, and our general counsel, Paul Varki. Although we have entered into employment agreements with each of them, these agreements are at‑will and do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of Mr. Radie, Mr. Musial, Dr. Strobeck, Dr. Dayno, Mr. Shea, and Mr. Varki could impede the achievement of our research, development, clinical, business, legal compliance and commercialization objectives.

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

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the acquisition of our approved products and the approval of ARYMO ER by the FDA in January 2017, we have increased our number of full‑time employees to 154 as of February 28, 2017, and the complexity of our business operations has substantially increased. As our development and commercialization strategies develop, we will need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•

managing our commercialization activities for our approved products and, if approved, Egalet‑002 and our other product candidates effectively and in a cost‑effective manner, including managing our recently internalized salesforce;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	overseeing the manufacturing of our products effectively;
•	managing our clinical trials effectively;

•	complying with increased regulatory requirements;
•	improving our managerial, development, operational and finance systems; and
•	expanding our facilities.

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

We may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

•	pay too much for the product or business;
•	issue stock that would dilute our stockholders’ percentage of ownership;
•	incur debt and assume liabilities; and
•	incur amortization expenses related to intangible assets or incur large and immediate write‑offs.

We also may be unable to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will not be viewed negatively by customers, financial markets or investors. Further, future acquisitions could also pose numerous additional risks to our operations, including:

•	problems integrating the purchased business, products or technologies;
•	increases to our expenses;
•	the failure to have discovered undisclosed liabilities of the acquired asset or company;
•	diversion of management’s attention from their day‑to‑day responsibilities;
•	entrance into markets in which we have limited or no prior experience; and
•	potential loss of key employees, particularly those of the acquired entity.

We may not be able to successfully complete one or more acquisitions or effectively integrate the operations, products or personnel gained through any such acquisition.

If we are unable to protect our information systems against service interruption, misappropriation of data or other failures, accidents or breaches of security, our operations could be disrupted, our reputation may be damaged, and our business and operations would suffer.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, our commercial activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our commercialization and drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Further, our reliance on information systems and other technology also gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information.  We regularly make investments to upgrade, enhance or replace these systems, as well as leverage new technologies to support our growth strategies. Any delays or difficulties in transitioning to new systems or integrating them with current systems or the failure to implement our initiatives in an orderly and timely fashion could result in additional investment of time and resources, which could impair our ability to improve existing operations and support future growth, and ultimately have a material adverse effect on our business.

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

The patent prosecution process is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents.

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

Recent patent reform legislation could increase the uncertainties and costs associated with the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy‑Smith America Invents Act (“Leahy‑Smith Act”) which was signed into law on September 16, 2011, made significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and litigated. Many of the substantive changes to patent law associated with the Leahy‑Smith Act and, in particular, the “first to file” provisions described below, only became effective on March 16, 2013. The Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Pursuant to the Leahy‑Smith Act, the United States transitioned to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. In addition, third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, or inter partes review challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or opposition could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

In connection with any NDA that we file under Section 505(b)(2) of the FFDCA, we will also be required to notify the patent holder that we have certified to the FDA that any patents listed for the reference label drug in the FDA’s Orange Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our drug. If the patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is automatically prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and patent litigation before our product candidates may be commercialized. There is always a risk that someone may bring an infringement claim against us. Even if we are found not to infringe, or a plaintiff’s patent claims are found invalid or unenforceable, defending any such infringement claim would be expensive and time-consuming, and would delay launch of Egalet-002 and distract management from their normal responsibilities.

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

We license rights to OXAYDO from Acura and to SPRIX Nasal Spray from Recordati S.p.A., and we may enter into additional licenses in the future for products and technology that may be important to our business. Under our agreement with Acura we are subject to, and under future license agreements we may be subject to, a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Under our agreement with Recordati S.p.A., which was assigned to us as part of our acquisition of SPRIX Nasal Spray from Luitpold Pharmaceuticals, we are obligated to use best commercial efforts to market and sell SPRIX Nasal Spray and we pay a royalty to Recordati S.p.A. in connection with the SPRIX Nasal Spray license.  Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreement with respect to OXAYDO, could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of products and result in time‑consuming and expensive litigation or arbitration. In addition, on termination we may be required to license to the licensor any related intellectual property that we developed.

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

We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our product candidates. The strength of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop and sell their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents or our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Risks Related to Ownership of Our Securities

We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, which is expensive and could harm our business, financial condition and operating results and could divert management attention.

The market price of our common stock has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may be the target of this type of litigation in the future as a result of changes in our stock price, past transactions or other matters. Securities litigation against us, whether or not resolved in our favor, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business or results of operations.  For example, and as further described in Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies” to the financial statements accompanying this Annual Report on Form 10-K, we are currently defending two putative securities class actions that were filed in the U.S. District Court for the Eastern District of Pennsylvania on January 27, 2017 and February 10, 2017, respectively. These two complaints assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired Egalet securities between December 15, 2015 and January 9, 2017. The allegations in both complaints center on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for oral abuse-deterrent labeling.

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

Pursuant to our 2013 Stock‑Based Incentive Compensation Plan, as amended, or the 2013 Stock Plan, our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. The number of shares of our common stock we have reserved for issuance under our 2013 Stock Plan is currently 6,280,000, and future option grants and issuances of common stock under our 2013 Stock Plan may adversely affect the market price of our common stock.  In addition, in June 2016 our stockholders approved our Employee Stock Purchase Plan, or ESPP, and the reservation of 750,000 shares for issuance thereunder, and in December 2016, our Board adopted our 2017 Inducement Plan (the “Inducement Plan”) and reserved 300,000 shares for issuance under the Inducement Plan for grants to new hires as an inducement for them to join the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

Prior to our initial public offering there was no market for shares of our common stock. Since our initial listing on the NASDAQ Global Market on February 6, 2014, the trading market in our common stock has been limited and substantially less liquid than the average trading market for companies quoted on the NASDAQ Global Market. The quotation of our common stock on the NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. In addition, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock. As of February 28, 2017, approximately 71.2% of our outstanding shares of common stock was held by our officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, which adversely affects the liquidity of the trading market for our common stock, in as much as federal securities laws restrict sales of our shares by these stockholders. If our affiliates continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares or increase the volatility of our stock price.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products, including regulatory decisions regarding the content of the labels for our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in‑license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

If any of these risks occurs, our stock price may fall and we may be exposed to class action lawsuits that, even if unsuccessful, could be costly to defend and distracting to management. For example, as discussed above and as further described in Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies” to the financial statements accompanying this Annual Report on Form 10-K, we are currently defending two putative securities class actions that were filed in the U.S. District Court for the Eastern District of Pennsylvania on January 27, 2017 and February 10, 2017, respectively.

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

As of February 28, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.2% of our outstanding voting stock. As a result, these stockholders will be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders will be able to determine the outcome of elections of directors, effect amendments of our organizational documents, or approve any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Actual or potential sales of our common stock by our directors or employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act and our policies regarding stock transactions, our directors and employees, including our executive officers, have adopted and may in the future adopt stock trading plans pursuant to which they may sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the market price of our common stock to fall or prevent it from increasing for numerous reasons. For example, actual or potential sales by such persons could be viewed negatively by investors.

Some provisions of our charter documents and Delaware law have anti‑takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third‑party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•	eliminating the ability of stockholders to call a special meeting of stockholders;
•	establishing a staggered board of directors; and
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of the Company owed to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction of the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

Our corporate headquarters are located in Wayne, Pennsylvania, where we lease 19,797 square feet of office space under a lease agreement that expires in February 2022 unless terminated earlier.  In addition, we are leasing 2,510 square feet of office space in Whippany, New Jersey. We also maintain a research laboratory, pilot manufacturing and administrative facility in Vaerlose, Denmark, where we lease 12,895 square feet of space under a lease agreement that automatically renews every 12 months (currently through August 2017 unless terminated earlier).  We also have an existing lease from our previous US headquarters totaling 3,409 square feet, which expires in December 2017.

We believe that our existing facilities are adequate for our current needs. We plan to seek to negotiate new leases or evaluate additional or alternate space as we plan for the growth of our commercial operations in the United States. We believe that appropriate alternative space is readily available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet and current officers Robert S. Radie, Stanley J. Musial, and Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired Egalet securities between December 15, 2015 and January 9, 2017. The allegations center on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for oral abuse-deterrent labeling.  We dispute these allegations and intend to defend these actions vigorously.  We cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “EGLT.”  The following table sets forth the high and low sales price of our common stock, as reported by the Nasdaq Global Market for the periods indicated:

	Year Ended December 31, 2016
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$9.40	$4.50
Third Quarter	9.15	4.83
Second Quarter	7.50	4.34
First Quarter	11.81	5.60

	Year Ended December 31, 2015
	High	Low
Year Ended December 31, 2015
Fourth Quarter	$13.20	$7.61
Third Quarter	16.59	8.27
Second Quarter	16.00	8.71
First Quarter	17.03	4.81

Stockholders

As of February 23, 2016, there were 31 record holders for shares of our common stock.

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

Performance Graph

The performance graph below compares the cumulative total stockholder return on our common stock beginning on February 6, 2014, the date our stock began trading on the NASDAQ Global Market, and for each subsequent quarter period end through and including December 31, 2016, with the cumulative return of the NASDAQ Composite Index and NASDAQ Biotechnology Index.

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

Prior to the Share Exchange, we had nominal assets and no operations. We have derived the following consolidated historical statement of operations data for the years ended December 31, 2014, 2015 and 2016 and balance sheet data as of December 31, 2015 and 2016 from our audited financial statements included elsewhere in this report. The consolidated historical statement of operations data for the year ended December 31, 2012 and 2013 and the balance sheet data as of December 31, 2012, 2013 and 2014 are derived from our audited financial statements, which are not included herein. Our historical results are not necessarily indicative of the results that may be expected in the future for any full year or any other interim period.

(in thousands)	Year Ended
	December 31,
	2012	2013	2014	2015	2016
Consolidated Operations Data:

Revenues	$1,201	$—	$1,920	$22,830	$16,964
Cost and Expenses
Cost of sales (excluding amortization of product rights)	—	—	—	3,271	3,660
Amortization of product rights	—	—	—	1,958	2,006
General and administrative	2,241	5,095	15,715	26,474	30,670
Sales and marketing	—	—	946	16,289	27,892
Research and development	4,256	6,280	22,395	27,054	33,759
Total costs and expenses	6,497	11,375	39,056	75,046	97,987
Loss from operations	(5,296)	(11,375)	(37,136)	(52,216)	(81,023)
Change in fair value of derivative liability	—	—	—	(260)	(644)
Interest expense, net	75	8,842	7,079	7,477	12,109
Other gain	—	(222)	(1,045)	(864)	(797)
(Gain) loss on foreign currency exchange	27	190	(3)	82	2
	102	8,810	6,031	6,435	10,670
Loss before provision (benefit) for income taxes	(5,398)	(20,185)	(43,167)	(58,651)	(91,693)
Provision (benefit) for income taxes	—	22	47	(718)	(1,061)
Net loss	$(5,398)	$(20,207)	$(43,214)	$(57,933)	$(90,632)

(in thousands)	As of	As of	As of	As of	As of
	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities, available for sale	$3,404	$15,700	$52,738	$145,707	$86,826
Total assets	5,593	20,363	60,570	172,416	114,858
Long term liabilities	—	9,614	8,880	54,530	84,637
Total liabilities	1,934	30,236	16,309	83,194	109,532
Convertible preferred stock	14,957	14,957	—	—	—
Accumulated deficit	(13,192)	(33,399)	(76,613)	(134,546)	(225,178)
Total stockholders’ equity (deficit)	(11,298)	(24,830)	44,261	89,222	5,326

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

Overview

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-deterrent opioid formulations to patients and physicians. We are currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”) and OXAYDO® (oxycodone HCI, USP) tablets for oral use only— CII (“OXAYDO”). On January 9, 2017, the U.S. Food and Drug Administration (“FDA”) approved Egalet’s first product developed using our proprietary Guardian™ Technology, ARYMO ER™ (morphine sulfate) extended-release (“ER”) tablets (“ARYMO ER”), an ER morphine product formulated with abuse-deterrent (“AD”) properties. We plan to make ARYMO ER, which is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, commercially available at the end of the first quarter 2017. We also are developing Egalet-002, a Guardian Technology AD, ER, oral oxycodone formulation currently in Phase 3 studies, for the same indication as ARYMO ER. We plan to continue to grow through the revenues of our three approved products, business development and leveraging our proprietary Guardian Technology.

With approximately 100 million Americans suffering from chronic pain according to the Institute of Medicine and an estimated 29.0 million people suffering from drug use disorders worldwide according to the United Nations Office on Drugs and Crime. World Drug Report 2016, there is a need for pain treatments and the need to decrease the abuse of pain medications. In reaction to this widespread prescription opioid misuse and abuse, the U.S. government and the FDA have established this issue as a high priority. In February 2016, the FDA announced an action plan to combat the growing problem of prescription abuse, importantly highlighting the development of AD formulations as a part of the solution. In addition, the Centers for Disease Control and Prevention (“CDC”) has stated that the first line of therapy should be non-opioid treatments, such as non-steroidal anti-inflammatory drugs (“NSAIDs”). We are committed to developing, manufacturing and marketing non-narcotic treatment options such as NSAIDs and abuse-deterrent formulation opioids to provide treatment options that are less likely to be abused or deter abuse.

Our goal is to be a leading specialty pharmaceutical company focused on developing and commercializing innovative treatments for pain and other conditions. In 2016, we had a 71-person specialty sales force targeting the approximately 11,500 physicians in the high‑decile of pain medicine prescribers in the United States to build awareness and increase adoption of both SPRIX Nasal Spray and OXAYDO. With the pending launch of ARYMO ER, we are transitioning the salesforce into two separate teams. 50 territory managers will promote OXAYDO and ARYMO ER to approximately 6,000 healthcare providers. Another 32 territory managers will focus on educating approximately 4,500 healthcare providers about SPRIX Nasal spray. In addition, we have an account management team calling on commercial and government payers and a trade team focused on channel partners.

In December 2016, we filed a supplemental new drug application (“sNDA”) for OXAYDO to the FDA to support an abuse-deterrent label claim for the intravenous route of abuse. The application was based on data that was presented at the PAINWeek conference in September 2016. In addition, we have submitted a prior approval supplement to the FDA for a 10 mg and 15 mg dose of OXAYDO to potentially provide patients and physicians additional dosage options beyond the currently marketed 5 mg and 7.5 mg doses.

We are developing our product candidate, Egalet‑002 as an AD, ER oxycodone product for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. We have a pivotal Phase 3 clinical development program for Egalet-002 ongoing. We have conducted Phase 1 pharmacokinetic (“PK”) trials of Egalet‑002, a battery of Category 1 AD studies compared to OxyContin, a Category 3 intranasal human abuse potential (“HAP”) study and a pilot Category 3 oral HAP study. We anticipate completing the Phase 3 program in the fourth quarter of 2017. The FDA has granted us Fast Track status with respect to Egalet‑002. Based on this and the expected timing of our clinical trials, we anticipate submitting an New Drug Application for Egalet‑002 in 2019.

In addition to growing through product sales, we plan to conduct business development to build on our product portfolio and leverage Guardian Technology to fuel pipeline growth. Our business development activities will be concentrated in three areas: 1) augment our product portfolio through potential in-licenses and product acquisitions; 2) enhance the opportunity for our existing products through partnerships that access physicians and patients outside our commercial focus in the United States or markets outside the United States; and 3) develop partnerships to leverage our Guardian Technology by collaborating around our current product candidates or exploring new product opportunities.

Financial Operations

Our net losses were $43.2 million, $57.9 million and $90.6 million for the years ended December 31, 2014, 2015 and 2016, respectively. We recognized related party revenues of $1.9 million in the year ended December 31, 2014, related party revenues and net product sales of $18.6 million and $4.2 million, respectively, for the year ended December 31, 2015 and collaboration revenues and net product sales of $100,000 and $16.9 million, respectively, for the year ended December 31, 2016.  As of December 31, 2016, we had an accumulated deficit of $225.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.  Additionally, we expect to continue the development and clinical trials of, and seek regulatory approval for, our product candidates, as well as scale-up manufacturing capabilities, protect and expand our intellectual property portfolio and hire additional personnel.

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

Financial Operations Overview

Revenue

To date, we have generated no revenues from ARYMO ER, our recently approved product, and Egalet‑002, our clinical stage product candidate.  We have generated $21.0 million in net product revenue from our other approved products, SPRIX Nasal Spray and OXAYDO, and have generated $22.6 million in total revenue since our inception from feasibility and collaboration agreements. Our ability to generate additional revenue and become profitable depends upon our ability to expand the marketing of our approved products and commercialize our product candidates, or other product candidates that we may in-license or acquire in the future.

Cost of Sales (excluding amortization of product rights)

Cost of sales includes the cost of inventory sold or reserved; manufacturing, supply chain costs, product shipping and handling costs, and product royalties.  The cost of sales associated with the deferred product revenues is recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Amortization of Product Rights

Amortization of product rights consists of the amortization expense associated with the intangible product rights related to the SPRIX Nasal Spray acquisition and OXAYDO license.  These expenses are recognized on a straight line basis over the useful life of the related intangible asset.

General & Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in our executive, finance and other administrative areas. Other general and administrative expenses include facility costs and professional fees for legal, patent, regulatory fees, consulting and accounting services.  We anticipate that our general and administrative expenses will increase in the future due to the growth of our commercialization efforts for our approved products and, if approved, our product candidates and to fund ongoing public company costs. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, regulatory fees, and legal and accounting fees, among other expenses.

Sales & Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related costs for personnel in our sales and marketing departments, along with our third party contracted sales force.  Other sales and marketing costs include professional fees for consulting and promotional materials. We anticipate that our sales and marketing expenses will continue to increase as we grow our commercial operations for our approved products and, if approved, our product candidates. These increases will likely include increased costs for hiring of additional personnel, outside consultants and marketing programs, among other expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the development and clinical testing of Egalet‑002 and life cycle management opportunities for our approved products. Our research and development expenses consist of:

•	employee‑related expenses, including salaries, benefits, and travel expense;
•	expenses incurred under agreements with Clinical Research Organizations (“CROs”) and investigative sites that conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, other supplies; and
•	costs associated with preclinical activities

We expense research and development costs to operations as incurred. We account for non‑refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received, rather than when the payment is made.

Research and development activities are part of our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect to have significant research and development expenses for the foreseeable future.

We do not currently utilize a formal time allocation system to capture personnel related expenses on a project‑by‑project basis because we record expenses by functional department.  However, we do allocate third party research and development expenses to our product and product candidates, as shown in the table below.

The following table summarizes our research and development expenses for the years ended December 31, 2014, 2015 and 2016:

(in thousands)	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2015	2016
ARYMO ER	$10,547	$7,777	$5,252
Egalet‑002	3,397	11,613	17,883
OXAYDO	—	—	4,091
Other clinical and preclinical development	2,634	3,853	2,054
Personnel related	5,817	3,811	4,479
	$22,395	$27,054	$33,759

We incurred research and development expenses of $22.4 million, $27.1 million and $33.8 million during the years ended December 31, 2014, 2015 and 2016, respectively. We anticipate that a portion of our operating expenses will continue to be related to research and development as we continue to advance our preclinical programs and our clinical‑ stage product candidates.

It is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of Egalet‑002, or any other product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of our clinical pipeline or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of the clinical development.

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

Revenue Recognition

We generate revenue from product sales of our approved products and collaborative research and development agreements that we have entered or may enter into from time to time.

Net Product Sales

We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.  We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements.  Pursuant to the contract terms, we determine when title to products and associated risk of loss has passed on to the customer.  We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  We assess collectability based primarily on the customer’s payment history and creditworthiness.

We sell SPRIX Nasal Spray in the U.S. to a single specialty pharmaceutical distributor subject to rights of return. We have limited SPRIX Nasal Spray sales history under the current distribution model and pricing, and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of SPRIX Nasal Spray until the right of return no longer exists, which occurs at the earlier of the time SPRIX Nasal Spray units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We calculate patient prescriptions dispensed using an analysis of third-party information. As of December 31, 2016, we had deferred revenue of $1.3 million related to sales of SPRIX Nasal Spray to its specialty pharmaceutical distributor.

We sell OXAYDO in the U.S. to several wholesalers, all subject to rights of return. We have limited OXAYDO sales history under the current distribution model and pricing, and have determined that at this time we cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of OXAYDO until the right of return no longer exists, which occurs at the earlier of the time OXAYDO units are dispensed through patient prescriptions or expiration of the right of return. We calculate patient prescriptions dispensed using an analysis of third-party information. As of December 31, 2016, we had deferred revenue of $2.6 million related to sales of OXAYDO to the wholesalers.

The following table presents an analysis of product sales allowances and accruals for the year ended December 31, 2016:

(in thousands)	Fees and distribution costs	Co-pay assistance	Total
Balances at December 31, 2015	$—	$240	$240
Allowances for current period sales	1,839	8,836	10,675
Credits or payments made for current period sales	(1,839)	(8,055)	(9,894)
Balance at December 31, 2016	$—	$1,021	$1,021

Total gross product sales			$27,554

Total provision for product sales allowances and accruals as a percentage of total gross sales			39%

Intangible and Long Lived Assets

Intangible assets consist of product rights related to the product acquisition of SPRIX Nasal Spray from Luitpold, product rights associated with the Collaboration and License Agreement with Acura to commercialize OXAYDO tablets, and in‑process research and development (“IP R&D”) related to our drug delivery platform technology.

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

Events giving rise to impairment are an inherent risk in the pharmaceutical industry and are difficult to predict. Factors that we consider in deciding when to perform an impairment review include significant under‑performance of the asset in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. We have not recorded any impairment charges for the years ended December 31, 2014, 2015 and 2016.

Stock‑Based Compensation Expense

We apply the fair value recognition provisions of FASB ASC Topic 718, Compensation—Stock Compensation.  Determining the amount of share-based compensation expense to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a publicly held company with a limited operating history, we utilize data from a representative group of companies to estimate expected stock price volatility. We selected companies from the pharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus, to comprise our representative group.

We use the simplified method as prescribed by the SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the year ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
Risk-free interest rate	1.81%	1.76%	1.66%
Expected term of options (in years)	6.24	6.27	6.19
Expected volatility	74.88%	72.93%	68.94%
Dividend yield	—	—	—

Convertible Debt Accounting

We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on our Consolidated Balance Sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in our Consolidated Statement of Operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in our classification of embedded features.

We determined the embedded conversion options in the 5.50% Convertible Senior Notes due 2020 (the “5.50% Notes”) are not required to be separately accounted for as derivatives. However, since the 5.50% Notes can be settled in cash or shares of our common stock or a combination of cash and shares of our common stock at our option, we are required to separate the 5.50% Notes into a liability and equity component. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the equity component representing the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of the 5.50% Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification for contracts in an entity’s own equity.

The fair value of the liability component of the 5.50% Notes was estimated at $40.6 million at issuance in April 2016. Therefore, the difference between the $61.0 million face value of the 5.50% Notes and the $40.6 million estimated fair value of the liability component is being amortized to interest expense over the term of the 5.50% Notes through April 1, 2020 using the effective interest method.

The estimated fair value of the liability component at the date of issuance was determined using valuation models that are complex and subject to judgment. Significant assumptions within the valuation models included an implied credit spread, the expected volatility and dividend yield of our common stock and the risk-free interest rate for notes with a similar term.

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

•                  during the five-business day period after any five consecutive trading day period, the measurement period, in which the trading price per $1,000 principal amount of the 5.50% Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

•                  upon the occurrence of specified corporate events.

We will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

On a quarterly basis, we perform an assessment to determine whether the 5.50% Notes have become convertible at the option of the holder, based on meeting any of the conversion criteria described above. Should the 5.50% Notes become convertible, we then assess our intent and ability to settle the 5.50% Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock.

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the 5.50% Notes prior to April 1, 2018, we will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 5.50% Notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our Consolidated Statements of Operations and Comprehensive Loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

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

Income Taxes

Our income tax expense, deferred tax assets and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S., Denmark, and the United Kingdom.  Significant judgments and estimates are required in determining the consolidated income tax expense, including a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely to be realized than not.

We believe that it is more likely than not that the benefit from some of our U.S. federal, U.S. state, Denmark, and U.K. net operating loss carryforwards will not be realized. At December 31, 2016, in recognition of this risk, we have provided a valuation allowance of approximately $53.7 million on the deferred tax assets relating to these net operating loss carryforwards and other deferred tax assets. If our assumptions change and we determine we will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2016 will be accounted for as a reduction of income tax expense.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2016

(in thousands)	Year Ended
	December 31,
	2015	2016	Change
Revenues
Net product sales	$4,184	$16,864	$12,680
Collaboration revenues	—	100	100
Related party revenues	18,646	—	(18,646)
Total revenue	22,830	16,964	(5,866)

Cost and Expenses
Cost of sales (excluding amortization of product rights)	3,271	3,660	389
Amortization of product rights	1,958	2,006	48
General and administrative	26,474	30,670	4,196
Sales and marketing	16,289	27,892	11,603
Research and development	27,054	33,759	6,705
Total costs and expenses	75,046	97,987	22,941
Loss from operations	(52,216)	(81,023)	(28,807)

Other (income) expense:
Change in fair value of derivative liability	(260)	(644)	(384)
Interest expense, net	7,477	12,109	4,632
Other gain	(864)	(797)	67
Loss on foreign currency exchange	82	2	(80)
	6,435	10,670	4,235
Loss before provision for income taxes	(58,651)	(91,693)	(33,042)
Provision (benefit) for income taxes	(718)	(1,061)	(343)
Net loss	$(57,933)	$(90,632)	$(32,699)

Net product sales

Net product sales increased from $4.2 million for the year ended December 31, 2015 to $16.9 million for the year ended December 31, 2016.  The increase was due to continued growth of SPRIX Nasal Spray product sales and a full year of OXAYDO product sales in 2016.

Collaboration revenues

There were no collaboration revenues for the year ended December 31, 2015.  Collaboration revenues were $100,000 for the year ended December 31, 2016, and consisted entirely of revenues recognized under our SPRIX Nasal Spray marketing agreement with Septodont.

Related party revenues

Related party revenues for the year ended December 31, 2015 were $18.6 million due to the termination of the Shionogi agreement which resulted in the recognition of $16.9 million in related party revenues that otherwise would have been classified as deferred revenue as of December 31, 2015 and recognized as revenue over the life of the agreement.  There were no related party revenues for the year ended December 31, 2016, as a result of the termination of the Shionogi agreement in December 2015.  Refer to Note 15 – Acquisition and License and

Collaboration Agreements in the Notes to our Consolidated Financial Statements for additional information about the Shionogi agreement.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) was $3.3 million for the year ended December 31, 2015 related to the product sales of SPRIX Nasal Spray and OXAYDO, which began in 2015.  The cost of sales in 2015 included $1.6 million related to an inventory write down due to SPRIX Nasal Spray product expiration for product that was purchased from Luitpold as part of the initial acquisition of SPRIX Nasal Spray.

Cost of sales (excluding amortization of product rights) was $3.7 million for the year ended December 31, 2016.  The cost of sales in 2016 included $310,000 related to an inventory write down due to OXAYDO product expiration.

Cost of sales (excluding amortization of product rights) for SPRIX Nasal Spray reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition as well as the average cost of inventory subsequently produced and dispensed to patients.  The cost of sales (excluding product amortization rights) for OXAYDO reflects the average costs of inventory dispensed to patients during the period.

Amortization of product rights

Amortization of product rights was $2.0 million for each of the years ended December 31, 2015 and 2016 was composed, in each case, of $1.1 million and $903,000, related to intangible assets acquired in the OXAYDO License and SPRIX Nasal Spray acquisition, respectively.

General and administrative expenses

General and administrative expenses increased by $4.2 million, or 15.8%, from $26.5 million for the year ended December 31, 2015 to $30.7 million for the year ended December 31, 2016.

This increase was attributable to increases in salary, benefits and stock-based compensation expense of $4.5 million due to an increase in headcount.  There were also increased professional and administrative fees of $4.0 million due to increased medical publication expenses, depreciation expense associated with the manufacturing equipment and regulatory professional fees related to preparation for the ARYMO ER FDA Advisory Committee meeting that was held in 2016. These increases were partially offset by a $4.1 million decrease related to the in regulatory filing fees for ARYMO ER and SPRIX Nasal Spray that were incurred during 2015. The regulatory fees during 2016 were composed of annual Pharmaceutical Drug User Fee Act (“PDUFA”) product and establishment fees.

Sales and marketing expenses

Sales and marketing expenses increased by $11.6 million, or 71.2%, from $16.3 million for the year ended December 31, 2015 to $27.9 million for the year ended December 31, 2016.

This increase was attributable to the continued growth of our commercial operations in the United States. There was an increase of $5.9 million in sales force expenses due to the expansion of the contracted sales force. There was a full year of sales force activities during 2016 compared to 6 months of sales force activity during 2015.  As of December 31, 2015 and 2016, we had a contract sales force of 43 and 64 territory managers, respectively. There were also increases in salary and benefits of $1.2 million, and increases in promotional expenses for OXAYDO of $1.0 million and launch planning expenses for ARYMO ER of $1.1 million.

In January 2017, we internalized our commercial sales force resulting in the creation of a specialty sales force of approximately 72 people.  We believe the internalization of our sales force will not have a materially impact on our sales and marketing expenses in 2017.

Research and development expenses

Research and development expenses increased by $6.7 million, or 24.8%, from $27.1 million for the year ended December 31, 2015 to $33.8 million for the year ended December 31, 2016.

This increase was driven primarily by increases in our development program expenses of $6.3 million related to Egalet-002 Phase 3 clinical efficacy and safety trials and Human Abuse Potential (“HAP”) trials, and $4.3 million related to OXAYDO bioequivalence and HAP trials, respectively. These increases were partially offset by a decrease in ARYMO ER development program expenses of $2.5 million and a decrease in other research and development activities of $1.8 million.

Change in fair value of derivative liability

The interest make whole provision of the 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.   During the years ended December 31, 2015 and 2016, we had a gain of $260,000 and $644,000, respectively, as a result of the change in the fair value of our derivative liability.  The change in fair value of the derivative liability is due the changes in the value of our common stock during the years ended December 31, 2015 and 2016.

Interest expense, net

Interest expense increased from $7.5 million for the year ended December 31, 2015 to $12.1 million for the year ended December 31, 2016.  Interest expense for the year ended December 31, 2015 was primarily attributable to the interest expense on the 5.50% convertible notes and the Hercules Loan Agreement.

Interest expense for the year ended December 31, 2016 primarily consisted of interest expense on the Hercules Loan Agreement prior to its termination, the 5.50% Notes and the 13% Senior Secured Notes (the “13% Notes”).  The interest expense of $12.1 million for the year ended December 31, 2016 was comprised of $6.1 million of coupon interest, debt discount amortization of $5.7 million and $800,000 in debt extinguishment costs related to the repayment in full of the Hercules Loan Agreement.  Interest expense, net, was partially offset by interest income of $682,000 from our marketable securities.

Refer to Note 9 — Long Term Debt in the Notes to our Consolidated Financial Statements, for additional information about our long term debt at December 31, 2016.

Other gain

Other gain was $864,000 and $797,000 for the years ended December 31, 2015 and 2016, respectively, and in both years consisted primarily of a Danish research and development tax credit.

Loss on foreign currency exchange

We recognized a loss on foreign currency exchange of $82,000 and $2,000, during the years ended December 31, 2015 and 2016 respectively.  The change was primarily attributable a change in the average rates of currency in which we transacted during 2015 compared to 2016.

Provision (benefit) for income taxes

We had a tax benefit of $718,000 during the year ended December 31, 2015 compared to a tax benefit of $1.1 million during the year ended December 31, 2016. The tax benefit in each of the years ended December 31, 2015 and 2016 relates to a state tax benefit associated with the 5.50% Notes.

Comparison of Years Ended December 31, 2014 and 2015

(in thousands)	Year Ended
	December 31,
	2014	2015	Change
Revenues
Net product sales	$—	$4,184	$4,184
Collaboration revenues	—	—	—
Related party revenues	1,920	18,646	16,726
Total revenue	1,920	22,830	20,910

Cost and Expenses
Cost of sales (excluding amortization of product rights)	—	3,271	3,271
Amortization of product rights	—	1,958	1,958
General and administrative	15,715	26,474	10,759
Sales and marketing	946	16,289	15,343
Research and development	22,395	27,054	4,659
Total costs and expenses	39,056	75,046	35,990
Loss from operations	(37,136)	(52,216)	(15,080)

Other (income) expense:
Change in fair value of derivative liability	—	(260)	(260)
Interest expense, net	7,079	7,477	398
Other (gain) loss	(1,045)	(864)	181
Loss (gain) on foreign currency exchange	(3)	82	85
	6,031	6,435	404
Loss before provision for income taxes	(43,167)	(58,651)	(15,484)
Provision (benefit) for income taxes	47	(718)	(765)
Net loss	$(43,214)	$(57,933)	$(14,719)

Net product sales

Net product sales increased from $0 for the year ended December 31, 2014 to $4.2 million for the year ended December 31, 2015.  The increase was due to the launch of SPRIX Nasal Spray and OXAYDO in 2015.

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

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) were $3.3 million for the year ended December 31, 2015 related to the sales of SPRIX Nasal Spray and OXAYDO, which began in 2015.  The cost of sales in 2015 included $1.6 million related to an inventory write down predominantly due to SPRIX Nasal Spray product expiration which was purchased from Luitpold as part of the initial acquisition of the product. The cost of sales for SPRIX Nasal Spray (excluding amortization of product rights) reflects the fair value of finished goods inventory that was acquired as part of the acquisition and was dispensed to patients during the period. The cost of sales for OXAYDO (excluding amortization of product rights) reflects the average costs of inventory dispensed to patients during the period.

Amortization of product rights

Amortization of product rights was $2.0 million for the year ended December 31, 2015 and was comprised of $1.1 million and $903,000 related to intangible assets acquired in the OXAYDO license and SPRIX Nasal Spray acquisition, respectively. There was no intangible amortization in 2014.

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

Research and development expenses

        Research and development expenses increased by $4.7 million, or 20.8%, from $22.4 million for the year ended December 31, 2014 to $27.1 million for the year ended December 31, 2015. This increase was driven primarily by an increase in our development costs for Egalet-002 of $8.2 million and was offset by decrease in ARYMO ER development expenses of $2.8 million and a decrease in stock compensation expense of $2.9 million due to timing of restricted stock vesting schedules.

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

Interest expense, net

Interest expense increased from $7.1 million for the year ended December 31, 2014 to $7.5 million for the year ended December 31, 2015. Interest expense for the year ended December 31, 2014 was primarily attributable to the recognition of the unamortized premium upon conversion of related party senior convertible debt in connection with our initial public offering in February 2014. Interest expense for the year ended December 31, 2015 was primarily attributable to the interest expense on the 5.50% convertible notes and the Hercules loan, Refer to Note 9 — Long Term Debt in the Notes to our Consolidated Financial Statements, for additional information about our long term debt at December 31, 2015.

Other gain

        Other gain was $1.0 million and $864,000 for the years ended December 31, 2014 and 2015, respectively, and in both years consisted entirely of a Danish research and development tax credit.

Loss (gain) on foreign currency exchange

        We recognized a gain on foreign currency exchange of $3,000 during the year ended December 31, 2014 and a loss of $82,000 during the year ended December 31, 2015. The change was primarily attributable a change in the average rates of currency in which we transacted during 2014 when compared to 2015.

Provision for income taxes

        We had a provision for income taxes of $47,000 during the year ended December 31, 2014 and a tax benefit of $718,000 during the year ended December 31, 2015.  The tax benefit in the year ended December 31, 2015 relates to a state tax benefit associated with the 5.50% Notes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $57.9 million and $90.6 million for the years ended December 31, 2015 and 2016, respectively. Our operating activities used $38.9 million and $72.9 million of cash during the years ended December 31, 2015 and 2016, respectively. At December 31, 2016, we had an accumulated deficit of $225.2 million, a working capital surplus of $68.3 million and cash, cash equivalents and marketable securities totaling $86.8 million.

From our inception and through the completion of our initial public offering (“IPO”) on February 11, 2014, we received gross proceeds of $31.1 million from the issuance of preferred stock and convertible debt.

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

In January 2015, we entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Hercules Loan Agreement”), with Hercules Technology Growth Capital, Inc. (“Hercules”) and certain other lenders, pursuant to which we borrowed $15.0 million under a term loan. On August 31, 2016, we repaid all outstanding obligations under the Loan Agreement with the proceeds of the 13% Notes.  As a result of the repayment, we recorded debt extinguishment costs of $800,000 during year ended December 31, 2016 which is classified as interest expense on our Consolidated Statement of Operations.

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

On July 2, 2015, we entered into a sales agreement to offer shares of our common stock from time to time in an “at-the-market” offering.  We may offer and sell shares of common stock for an aggregate offering price of up to $30.0 million.  No shares have been sold pursuant to this agreement as of the date of this report.  The agreement does not have an expiration date, but can be canceled at any time for convenience with 10 days written notice.

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

During the year ended December 31, 2015, we had cash outflows related to the purchase of SPRIX Nasal Spray and license of OXAYDO of $8.1 million and $7.7 million, respectively. Refer to Note 15 - Acquisitions and License and Collaboration Agreements in the Notes to our Consolidated Financial Statements, for additional information.

Through December 31, 2016 we have also financed our operation with the $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million from Shionogi under a collaboration agreement.  Our collaboration with Shionogi was terminated in December 2015.

In August 2016, we issued $40.0 million in aggregate principal amount of the 13% Notes and issued an additional $40.0 million in aggregate principal amount when we obtained approval from the FDA of our product candidate ARYMO ER, in January 2017, after the date of this report.  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017.  On each Payment Date commencing on March 20, 2018 we will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the Notes on such Payment Date.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least June 30, 2018.

Cash Flows

Comparison of Years Ended December 31, 2015 and 2016

The following table summarizes our cash flows for the years ended December 31, 2015 and 2016:

(in thousands)	Year Ended
	December 31,
	2015	2016
Net cash provided by (used in):
Operating activities	$(38,906)	$(72,867)
Investing activities	(119,787)	48,865
Financing activities	152,293	21,647
Effect of foreign currency translation on cash	327	45
Net decrease in cash	$(6,073)	$(2,310)

Cash Flows from Operating Activities

Net cash used in operating activities was $38.9 million for the year ended December 31, 2015 and consisted primarily of a net loss of $57.9 million. These outflows were partially offset by $5.2 million in stock-based compensation expense, $4.0 million of non-cash interest and debt discount amortization, $3.0 million of noncash depreciation and amortization expense and $7.0 million in net cash inflows from changes in operating assets and liabilities. Cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $6.3 million primarily driven by our commercial operations, clinical studies and manufacturing operations, and an increase due to deferred revenue related to the product sales of SPRIX Nasal Spray and OXAYDO.

Net cash used in operating activities was $72.9 million for the year ended December 31, 2016 and consisted primarily of a net loss of $90.6 million. This net loss was partially offset by $6.3 million in stock-based compensation expense, $5.9 million of non-cash interest and debt discount amortization, $4.1 million of noncash depreciation and amortization expense and $1.7 million in net cash inflows from changes in operating assets and liabilities. Cash inflows from changes in operating assets and liabilities were primarily due to an increase in accrued expenses of $10.5 million, primarily driven by our commercial operations, clinical studies and interest obligations, and a decrease in deposits and other assets of $1.4 million.  These inflows were partially offset by a decrease in deferred revenue of $6.2 million related to the product sales of SPRIX Nasal Spray and OXAYDO.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $119.8 million.  Cash outflows for the year ended December 31, 2015 consisted of the purchase of investments for $110.2 million, the purchase of SPRIX Nasal Spray for $8.1 million, the in-license of OXAYDO for $7.7 million, and payments and deposits for property and equipment of $4.0 million.  These outflows were partially offset by inflows from the maturity and sales of investments of $10.2 million.

Net cash provided by investing activities for the year ended December 31, 2016 was $48.9 million.  Cash inflows consisted of $115.6 million provided by the sale and maturity of investments.  These outflows were partially offset by cash outflows for purchases of investments of $59.5 million and purchases of property and equipment of $7.2 million, primarily related to the expansion of our commercial manufacturing capability at our third-party contract manufacturer, Halo Pharmaceuticals.

Cash Flows from Financing Activities

Net cash provided by financing activities was $152.3 million for the year ended December 31, 2015 and consisted of the net proceeds from Hercules Loan Agreement of $14.7 million, net proceeds from the issuance of the 5.50% Notes of $56.7 million and the net proceeds from the July 2015 equity offering of $80.8 million.

Net cash provided by financing activities was $21.6 million for the year ended December 31, 2016 and consisted of the net proceeds from the first tranche of the 13% Notes of $37.2 million, partially offset by the $15.9 million repayment of the Hercules Loan Agreement.

Comparison of Years Ended December 31, 2014 and 2015

The following table summarizes our cash flows for the years ended December 31, 2014 and 2015:

(in thousands)	Year Ended
	December 31,
	2014	2015
Net cash provided by (used in):
Operating activities	$(25,074)	$(38,906)
Investing activities	(3,743)	(119,787)
Financing activities	66,982	152,293
Effect of foreign currency translation on cash	(1,127)	327
Net increase (decrease) in cash	$37,038	$(6,073)

Cash Flows from Operating Activities

Net cash used in operating activities was $25.1 million for the year ended December 31, 2014 and consisted primarily of a net loss of $43.2 million. These outflows were partially offset by $641,000 of noncash depreciation and amortization expense, $8.5 million in stock-based compensation expense, $7.0 million in accretion of the debt premium to interest expense, and $2.0 million in net cash inflows from changes in operating assets and liabilities. Cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expense of $4.7 million due to an increase in our expense base and the timing in which we paid our consultants. We also had a decrease in our prepaid expenses of $540,000.

Net cash used in operating activities was $38.9 million for the year ended December 31, 2015 and consisted primarily of a net loss of $57.9 million. These outflows were partially offset by $5.2 million in stock-based compensation expense, $4.0 million of non-cash interest and debt discount amortization, $3.0 million of noncash depreciation and amortization expense and $7.0 million in net cash inflows from changes in operating assets and liabilities. Cash inflows from changes in operating assets and liabilities were primarily due to an increase in accounts payable and accrued expenses of $6.3 million primarily driven by our commercial operations, clinical studies and manufacturing operations, and an increase due to deferred revenue related to the product sales of SPRIX Nasal Spray and OXAYDO.

Cash Flows from Investing Activities

        Net cash used in investing activities for the years ended December 31, 2014 and 2015 was $3.7 million and $119.8 million, respectively. Cash flows for the year ended December 2014 consisted primarily of purchases of property and equipment as well as deposits on future related purchases.  Cash outflows for the year ended December 31, 2015 consisted of the purchase of investments for $110.2 million, purchase of SPRIX Nasal Spray for $8.1 million, license of OXAYDO for $7.7 million, and payments and deposits for property and equipment of $4.0 million.  These outflows were partially offset by inflows from the maturity and sales of investment of $10.2 million.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, research and development expenses, commercial infrastructure development, legal and other regulatory expense, business development opportunities and general overhead costs, included interest and principal repayments on our outstanding debt. We expect our cash expenditures to increase in the near term as we continue to grow our commercialization activities around SPRIX Nasal Spray, OXAYDO and ARYMO ER.

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders.  The indenture governing the 13% Notes contains covenants that restrict our ability to issue additional indebtedness.  However, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  We may also seek to raise additional financing through the issuance of debt which, if available, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our existing capital resources, including the net proceeds from the issuance of the 5.50% Notes, the issuance of the 13% Notes, our July 2015 equity offering, and net revenue from our approved products will be sufficient to fund our operations at least through June 30, 2018.  However, our future operating and capital requirements will depend on many factors, including:

•	the commercial success of our approved products

•	the results of our clinical trials;

•	the costs, timing and outcome of regulatory review;

•

the cost of our current commercialization activities, including marketing, sales and distribution costs, as well as, commercialization activities for any future product candidates that are approved for sale;

•	our ability to establish collaborations or product acquisitions on favorable terms, if at all;

•	the scope, progress, results and costs of product development of our product candidates; and

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following table represents our contractual obligations and commitments as of December 31, 2016.

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations(1)	$2,976	$733	$1,056	$1,095	$92
Hercules debt (2)	—	—	—	—	—
13% Notes (3)	53,966	5,373	39,861	8,732	—
5.50% Notes (4)	72,743	3,355	6,710	62,678	—
Other (5)	5	4	1	—	—
Total	$129,690	$9,465	$47,628	$72,505	$92

(1)	Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space.

(2)	On August 31, 2016, we repaid all outstanding obligations under the Loan Agreement with Hercules with proceeds from the issuance of the 13% Notes.
(3)

On August 31, 2016, we completed the initial closing of our offering of up to $80.0 million of the 13% Notes at which we issued $40.0 million in aggregate principal amount of the 13% Notes.  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also pay an installment of principal of the 13% Notes pursuant to a straight-line fixed amortization schedule.

In January, 2017, we issued an additional $40.0 million aggregate principal amount of the 13% Notes after we obtained FDA approval of ARYMO™ ER.  The above table does not reflect the additional $40.0 million in aggregate principal amount as ARYMO ER was approved after the date of this report. Following the approval of ARYMO ER from the FDA, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, we will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.  This payment schedule is not reflected in the above tables, as it represents our obligations as of December 31, 2016, prior to the approval of ARYMO ER by the FDA.

(4)

In April 1, 2015, we issued, through a private placement, $60.0 million in aggregate principal amount of the 5.50% Notes. On May 6, 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

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

Purchase Commitments

As of December 31, 2016, we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.  After the date of this report, we entered into a supply agreement with one of our contract manufacturers that contains required minimum production levels.  Refer to Note 18 – Subsequent Events for further details.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $145.7 million and $86.8 million at December 31, 2015 and December 31, 2016, respectively, consisting primarily of funds in cash, money market accounts and corporate debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

All assets and liabilities of our international subsidiary, Egalet Ltd. which maintains its financial statements in the local currency, are translated to U.S. dollars at period‑end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in Loss (gain) on foreign currency exchange. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar.

A 10% increase in foreign currency exchange rates would have increased our 2016 net loss from $90.6 million to $94.4 million, an increase of $3.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are listed in Item 15 – “Exhibits and Financial Statement Schedules” of this Annual Report.

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

As required by SEC Rule 13a‑15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) that occurred during year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Index to Consolidated Financial Statements on page F‑1.
	(3)	Exhibits: See Exhibits Index on page 101.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2017	Egalet Corporation
	By:	/s/ Robert Radie

Robert Radie
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Radie	Director, President and Chief Executive Officer	March 13, 2017
Robert Radie	(Principal Executive Officer)

/s/ Stan Musial	Chief Financial Officer (Principal Financial Officer)	March 13, 2017
Stan Musial

/s/ Barbara Carlin	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2017
Barbara Carlin

/s/ Timothy P. Walbert	Chairman, Board of Directors	March 13, 2017
Timothy P. Walbert

/s/ Jean‑François Formela	Director	March 13, 2017
Jean‑François Formela

/s/ Nicholas Nicolaides	Director	March 13, 2017
Nicholas Nicolaides

/s/ John Osborn	Director	March 13, 2017
John Osborn

/s/ Robert Roche	Director	March 13, 2017
Robert Roche

/s/ Gregory Weaver	Director	March 13, 2017
Gregory Weaver

Exhibits Index

Exhibit Number	Exhibit Description
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
4.4

Indenture, dated as of August 31, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2016).

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

10.5

Amendment No. 3, dated December 9, 2015, to the Loan and Security Agreement by and among Egalet Corporation, Egalet US, Inc., Hercules Technology Growth Capital, Inc. and the several other banks, financial institutions and entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2015).

10.6	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2016).
10.7	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2016).
10.8

Collateral Agreement, dated as of August 31, 2016, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2016).

10.9	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2017).
10.10*

Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Egalet Corporation’s  annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015).

10.11

Purchase Agreement, dated April 1, 2015, by and among Egalet Corporation and the initial purchasers named therein. (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2015).

10.12

Controlled Equity Offering SM Sales Agreement, dated July 2, 2015, by and between Egalet Corporation and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2015).

10.13*

Agreement, dated as of December 4, 2012, by and between Egalet Limited and Halo Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.4 to Egalet Corporation’s registration statement on Form S‑1 (File No. 333‑191759)).

10.14+	Employment Agreement by and between Egalet Corporation and Robert S. Radie (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8‑K filed on February 11, 2014).
10.15+	Employment Agreement by and between Egalet Corporation and Stan Musial (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8‑K filed on February 11, 2014).
10.16+	Employment Agreement by and between Egalet Corporation and Karsten Lindhardt (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8‑K filed on February 11, 2014).
10.17+	Employment Agreement by and between Egalet Corporation and Mark Strobeck (incorporated by reference to Exhibit 10.4 to Egalet Corporation’s current report on Form 8‑K filed on February 11, 2014).
10.18+	Employment Agreement by and between Egalet Corporation and Jeffrey M. Dayno, M.D. (incorporated by reference to Egalet Corporation’s current report on Form 8‑K filed on July 28, 2014).
10.19+	Employment Agreement by and between Egalet Corporation and Patrick M. Shea (incorporated by reference to Exhibit 10.5 to Egalet Corporation’s quarterly report on Form 10-Q filed on November 8, 2016).
10.20+	Employment Agreement by and between Egalet Corporation and Paul Varki (incorporated by reference to Exhibit 10.16 to Egalet Corporation’s annual report on Form 10‑K filed on March 11, 2016).
10.21+	Egalet Corporation 2013 Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s registration statement on Form S‑1 (File No. 333‑191759)).
10.22+

Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (as amended and restated effective June 15, 2016) and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 29, 2016 (File No. 333-212298)).

10.23+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Egalet Corporation’s registration statement on Form S‑1 (File No. 333‑191759)).
10.24+	Form of Egalet Corporation Restricted Stock Award (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s registration statement on Form S‑1 (File No. 333‑191759)).
10.25+	Form of Egalet Corporation 2014 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2. to Egalet Corporation’s current report on Form 8-K filed on June 10, 2014.)

10.26+

Form of Egalet Corporation Option Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 29, 2016) (File No. 333-212298)).

10.27+	Form of Egalet Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Egalet Corporation’s quarterly report on Form 10-Q filed on November 8, 2016).
10.28+

Egalet Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 29, 2016 (File No. 333-212297)).

10.29+	Egalet Corporation 2017 Inducement Plan (filed herewith).
10.30+	Form of Egalet Corporation Option Agreement (to issue options under the 2017 Inducement Plan) (filed herewith).
10.31

Lease Agreement, dated as of November, 30, 2015 by and between Chesterbrook Partners, LP and Egalet US Inc. (incorporated by reference to Exhibit 10.24 to Egalet Corporation’s annual report on Form 10‑K filed on March 11, 2016).

21.1	List of Significant Subsidiaries (filed herewith).
23.1	Consent of Grant Thornton LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

INDEX TO FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries
Audited Financial Statements
Report of Independent Registered Public Accounting Firm on consolidated financial statements for the year ended December 31, 2014	F-2
Report of Independent Registered Public Accounting Firm on consolidated financial statements as of and for the year ended December 31, 2015 and 2016	F-3
Consolidated balance sheets as of December 31, 2015 and 2016	F-4
Consolidated statements of operations for the years ended December 31, 2014, 2015 and 2016	F-5
Consolidated statements of comprehensive loss for the years ended December 31, 2014, 2015 and 2016	F-6
Consolidated statements of changes in convertible preferred stock and stockholders’ (deficit) equity for the years ended December 31, 2014, 2015 and 2016	F-7
Consolidated statements of cash flows for the years ended December 31, 2014, 2015 and 2016	F-8
Notes to consolidated financial statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Egalet Corporation

        We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders' deficit, and cash flows of Egalet Corporation (a Delaware corporation) and subsidiaries (the "Company") for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Egalet Corporation and subsidiaries for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, PA
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Egalet Corporation

We have audited the accompanying consolidated balance sheets of Egalet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Egalet Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Philadelphia, PA

March 13, 2017

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2016

Assets
Current assets:
Cash and cash equivalents	$46,665	$44,355
Marketable securities, available for sale	99,042	42,471
Accounts receivable	295	1,108
Related party receivable	57	-
Inventory	1,837	1,700
Prepaid expenses and other current assets	1,295	2,537
Other receivables	1,047	1,001
Total current assets	150,238	93,172
Intangible assets, net	10,380	8,350
Property and equipment, net	7,801	12,709
Deposits and other assets	3,997	627
Total assets	$172,416	$114,858
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,417	$2,392
Accrued expenses	7,799	18,147
Deferred revenue	10,128	3,975
Debt - current	3,320	381
Total current liabilities	28,664	24,895
Debt - non-current portion, net	52,442	83,711
Deferred income tax liability	1,084	23
Derivative liability	656	12
Other liabilities	348	891
Total liabilities	83,194	109,532

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2015 and December 31, 2016; 25,085,554 and 25,189,125 shares issued and outstanding at December 31, 2015 and December 31, 2016, respectively	25	25
Additional paid-in capital	223,784	230,379
Accumulated other comprehensive (loss) income	(41)	100
Accumulated deficit	(134,546)	(225,178)
Total stockholders' equity	89,222	5,326
Total liabilities and stockholders’ equity	$172,416	$114,858

The accompanying notes are an integral part of these consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2014	2015	2016
Revenues
Net product sales	$—	$4,184	$16,864
Collaboration revenues	—	—	100
Related party revenues	1,920	18,646	—
Total revenue	1,920	22,830	16,964

Cost and Expenses
Cost of sales (excluding amortization of product rights)	—	3,271	3,660
Amortization of product rights	—	1,958	2,006
General and administrative	15,715	26,474	30,670
Sales and marketing	946	16,289	27,892
Research and development	22,395	27,054	33,759
Total costs and expenses	39,056	75,046	97,987
Loss from operations	(37,136)	(52,216)	(81,023)

Other (income) expense:
Change in fair value of derivative liability	—	(260)	(644)
Interest expense, net	7,079	7,477	12,109
Other gain	(1,045)	(864)	(797)
Loss (gain) on foreign currency exchange	(3)	82	2
	6,031	6,435	10,670
Loss before provision (benefit) for income taxes	(43,167)	(58,651)	(91,693)
Provision (benefit) for income taxes	47	(718)	(1,061)
Net loss	$(43,214)	$(57,933)	$(90,632)
Per share information:
Net loss per share of common stock, basic and diluted	$(2.97)	$(2.94)	$(3.70)
Weighted-average shares outstanding, basic and diluted	14,556,927	19,738,042	24,514,645

The accompanying notes are an integral part of these consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,

	2014	2015	2016
Net loss	$(43,214)	$(57,933)	$(90,632)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	-	(147)	138
Foreign currency translation adjustments	(1,296)	277	3
Comprehensive loss	$(44,510)	$(57,803)	$(90,491)

The accompanying notes are an integral part of these consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except per share data)

										Stockholders’ (Deficit) Equity
	Redeemable Convertible Preferred Stock									Common Stock
	Series A-1		Series A-2		Series B		Series B-1
											$0.001	Additional		Accumulated
	Number of		Number of		Number of		Number of			Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Value	Capital	Deficit	Income	Total

Balance at January 1, 2014	1,406,894	1,443	593,106	770	2,327,301	12,628	113,916	116	14,957	1,292,307	13	7,431	(33,399)	1,125	(24,830)
Issuance of common stock upon conversion of related party convertible debt	—	—	—	—	—	—	—	—	—	2,585,745	3	24,710	—	—	24,713
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—	—	600,000	1	(1)	—	—	—
Issuance of common stock in connection with IPO, net of offering costs of $6,497	—	—	—	—	—	—	—	—	—	4,830,000	5	51,458	—	—	51,463
Issuance of common stock upon conversion of convertible preferred stock	(1,406,894)	(1,443)	(593,106)	(770)	(2,327,301)	(12,628)	(113,916)	(116)	(14,957)	5,329,451	(7)	14,964	—	—	14,957
Issuance of common stock to Shionogi, net of offering costs of $1,050	—	—	—	—	—	—	—	—	—	1,250,000	1	13,949	—	—	13,950
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	1,396,160	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	8,518	—	—	8,518
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,296)	(1,296)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(43,214)	—	(43,214)
Balance at December 31, 2014	—	—	—	—	—	—	—	—	—	17,283,663	17	121,028	(76,613)	(171)	44,261
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	329	—	—	329
Exercise of warrants	—	—	—	—	—	—	—	—	—	61,644	—	—	—	—	—
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	75,000	—	—	—	—	—
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	(13,920)	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	—	—	—	—	—	7,666,667	8	80,775	—	—	80,783
Issuance of convertible debt	—	—	—	—	—	—	—	—	—	—	—	16,341	—	—	16,341
Exercise of stock options	—	—	—	—	—	—	—	—	—	12,500	—	112	—	—	112
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	5,199	—	—	5,199
Unrealized loss on available for sale securities										—	—	—	—	(147)	(147)
Foreign currency translation adjustment										—	—	—	—	277	277
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(57,933)	—	(57,933)
Balance, December 31, 2015	—	—	—	—	—	—	—	—	—	25,085,554	25	223,784	(134,546)	(41)	89,222
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	72,500	—	—	—	—	—
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	(21,432)	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	—	—	—	—	—	52,503	—	272	—	—	272
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	6,323	—	—	6,323
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	138	138
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(90,632)	—	(90,632)
Balance, December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	25,189,125	$25	$230,379	$(225,178)	$100	$5,326

The accompanying notes are an integral part of these consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2015	2016
Operating activities:
Net loss	$(43,214)	$(57,933)	$(90,632)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	3,014	4,118
Change in fair value of derivative liability	—	(260)	(644)
Stock-based compensation expense	8,518	5,199	6,323
Noncash interest and amortization of debt discount	6,987	3,957	5,911
Amortization of premium on marketable securities	—	829	607
Deferred income taxes	6	(718)	(1,061)
Loss on extinguishment of debt	—	—	800
Changes in assets and liabilities:
Related party receivable	(744)	563	57
Accounts receivable	—	(295)	(813)
Inventory	—	1,571	137
Prepaid expenses and other current assets	(540)	(631)	(1,243)
Other receivables	(883)	(144)	28
Deposits and other assets	—	(2,050)	1,481
Accounts payable	3,268	1,147	(2,945)
Accrued expenses	1,412	5,123	10,553
Deferred revenue	(557)	1,485	(6,153)
Other current liabilities	32	116	(187)
Other liabilities	—	121	796
Net cash used in operating activities	(25,074)	(38,906)	(72,867)
Investing activities:
Payments for purchase of property and equipment	(2,889)	(2,747)	(7,237)
Deposits for purchases of property and equipment	(854)	(1,223)	—
Purchases of investments	—	(110,216)	(59,545)
Sales of investments	—	3,400	14,370
Maturity of investments	—	6,799	101,277
Purchase of SPRIX Nasal Spray	—	(8,128)	—
License of OXAYDO	—	(7,672)	—
Net cash (used in) provided by investing activities	(3,743)	(119,787)	48,865
Financing activities:
Net proceeds from issuance of common stock	66,982	80,896	272
Payments on borrowings	—	—	(15,856)
Net proceeds from debt and royalty rights	—	71,397	37,231
Net cash provided by financing activities	66,982	152,293	21,647
Effect of foreign currency translation on cash and cash equivalents	(1,127)	327	45
Net increase (decrease) in cash and cash equivalents	37,038	(6,073)	(2,310)
Cash at beginning of period	15,700	52,738	46,665
Cash at end of period	$52,738	$46,665	$44,355
Supplemental disclosures of cash flow information:
Non-cash purchases of property and equipment	$—	$2,084	$—
Non-cash financing activities:
Conversion of convertible preferred stock	$14,957	$—	$—
Issuance of warrants	$—	$329	$—
Cash interest payments	$—	$3,461	$4,712
Conversion of related party convertible debt	$24,713	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014, 2015 and 2016

1. Organization and Description of the Business

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative pain treatments. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-deterrent formulations to patients and physicians. The Company is currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”) and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).  SPRIX Nasal Spray is an NSAID indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.   OXAYDO, the first and only approved IR oxycodone product designed to discourage abuse via snorting, is indicated for the management of acute and chronic moderate to severe pain where an opioid is appropriate.

On January 9, 2017 the U.S. Food and Drug Administration (“FDA”) approved the Company’s first product developed using our proprietary Guardian™ Technology ARYMO ER™ (morphine sulfate) extended-release (“ER”) tablets C-II (“ARYMO ER”), an ER morphine product formulated with abuse-deterrent (“AD”) properties. ARYMO ER is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. The Company is also developing Egalet-002, a Guardian Technology AD, ER, oral oxycodone formulation currently in Phase 3 studies, for the same indication as ARYMO ER. The Company plans to continue to grow through the revenues of its three products, business development and leveraging its proprietary Guardian Technology.

Liquidity

The Company has incurred recurring operating losses since inception. As of December 31, 2016, the Company had an accumulated deficit of $225.2 million and will require substantial additional capital to fund its research and development of its proprietary product candidates and commercialization strategies for ARYMO ER, SPRIX Nasal Spray and OXAYDO. The Company reasonably expects that its cash and cash equivalents and marketable securities at December 31, 2016, will enable it to fund its operating expenses and capital expenditure requirements at least through June 30, 2018. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of its preclinical and clinical product candidates, and the development of its administrative organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful commercialization of its approved products, the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Accounting

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company’s consolidated financial statements include the accounts of Egalet Corporation and its wholly‑owned subsidiaries, Egalet Limited and Egalet US, Inc. The Company’s consolidation policy requires the consolidation of entities where a controlling financial interest is held. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant areas that require management’s estimates include intangible assets, revenue recognition, useful lives of assets, accrued research and development expenses, the outcome of litigation, convertible debt, share-based payments, and income taxes. The Company is subject to risks and uncertainties due to changes in, among other things, the healthcare environment, regulatory oversight, competition, and legislation that may cause actual results to differ from estimated results.

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. As of December 31, 2016, long‑lived assets based upon geographic location were located in both the United States and Europe, with a net book value of $12.0 million and $746,000 respectively.  For the year ended December 31, 2014 revenue based upon geographic location was derived substantially from Europe.  For the year ended December 31, 2015 revenue from product sales was derived entirely from the United States, while related party revenue was derived entirely from Europe.  For the year ended December 31, 2016 revenue from product sales and collaborations was derived entirely from the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash balances of $38.2 million and $6.2 million were maintained at financial institutions in the United States and Denmark, respectively, at December 31, 2016. Bank deposits are insured up to approximately $250,000 and $122,000 for U.S. and Danish financial institutions, respectively.

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

Financial assets that the Company measures at fair value on a recurring basis include cash equivalents and marketable securities. These financial assets are generally classified as Level 1 or 2 within the fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input.

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2015 and December 31, 2016.

During the years ended December 31, 2015 and 2016, there were no transfers between Level 1 and Level 2 financial assets. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2015 and December 31, 2016.

Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as assets held for sale and certain other assets. These nonrecurring fair value adjustments typically involve application of lower‑of‑cost‑or‑market accounting or write‑downs of individual assets.

Stock-Based Compensation

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees and directors with only service-based vesting conditions, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognizes it as expense over the requisite service period on a straight-line basis. The Company records the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.    Stock-based compensation expense is determined taking into consideration estimated forfeitures and is adjusted each period to reflect actual forfeitures.

The fair value for restricted stock awards is determined based on the closing market price of the Company’s common stock on the grant date of the awards.   The expense is recognized over the requisite service period on a straight-line basis.

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

Intangible and Long Lived Assets

Intangible and long lived assets consist of in‑process research and development (“IPR&D”) and product rights.  IPR&D is considered an indefinite‑lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets would be written‑off and the Company would record a non‑cash impairment loss on its consolidated statement of operations. For those product candidates that reach commercialization, the IPR&D asset will be amortized over its estimated useful life.

Long-lived intangible assets acquired as part of the SPRIX Nasal Spray acquisition and OXAYDO license are being amortized on a straight-line basis over their estimated useful lives of 5 years and 7 years, respectively.  The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

The Company assesses the recoverability of its long‑lived assets, which include property and equipment and product rights whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2014, 2015 and 2016, the Company determined that there was no impairment of its intangible and other long‑lived assets.

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

The Company sells SPRIX Nasal Spray in the U.S. to a single specialty pharmaceutical distributor subject to rights of return. The Company has limited SPRIX Nasal Spray sales history under the current distribution model and pricing, and the Company has determined that it cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of SPRIX Nasal Spray until the right of return no longer exists, which occurs at the earlier of the time SPRIX Nasal Spray units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company calculates patient prescriptions dispensed using an analysis of third-party information.

The Company sells OXAYDO in the U.S. to several wholesalers, all subject to rights of return. The Company has limited OXAYDO sales history under the current distribution model and pricing, and has determined that it cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, the Company defers recognition of revenue on product shipments of OXAYDO until the right of return no longer exists, which occurs at the earlier of the time OXAYDO units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. The Company calculates patient prescriptions dispensed using an analysis of third-party information.

Product Sales Allowances

The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with customers and third-party payors that may result in future rebates or discounts taken. In certain cases, such as patient assistance programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company’s product sales allowances include:

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

Patient Discount Programs. The Company offers co-pay discount programs for SPRIX Nasal Spray and OXAYDO to patients, in which patients receive a co-pay discount on their prescriptions. The Company estimates the total amount that will be redeemed based on the quantity of product shipped and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Related Party Revenues

During 2013, the Company entered into a collaborative research and license agreement with Shionogi Limited (“Shionogi”). The agreement contained multiple deliverables including (i) licenses, (ii) research and development activities, and (iii) royalty and related commissions. Revenue was recognized when the Company has satisfied its service obligations under a written contract with the Company’s customer (or collaboration partner) where the price for the services have been agreed upon and when the Company has reasonable assurance that the resulting receivable will be collected within contractually agreed upon terms. The Company had adopted the provisions of Accounting Standards Update (“ASU”) 2009‑13, “Multiple‑Deliverable Revenue Arrangements,” which amends ASC 605‑25, and also adopted ASU 2010‑17, “Revenue Recognition—Milestone Method.” In accordance with ASU 2009‑13, the Company considers whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand‑alone value.  In December, 2015, the Company received notice from Shionogi that Shionogi was terminating for convenience its collaboration and license agreement with the Company.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market net of reserve for excess and obsolete inventory.  At each of December 31, 2015 and 2016, inventory consisted of raw materials, work in process, finished goods and deferred cost of goods.

Cost of sales includes the cost of inventory sold or reserved, which includes manufacturing and supply chain costs, product shipping and handling costs, and product royalties.  The cost of sales associated with the deferred product revenues are recorded as deferred costs, which are included in inventory, until such time the deferred revenue is recognized.

Long Term Debt

Hercules Loan Agreement

In January 2015, the Company entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Loan Agreement”), with Hercules Technology Growth Capital, Inc. (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bore an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.  Under the Loan Agreement, the Company made interest only payments through July 1, 2016, with the potential for the interest only period to be extended to January 1, 2017, subject to the FDA’s acceptance of the Company’s new drug application for its product candidate ARYMO ER, the Company’s receipt of at least $5.0 million of product revenue for any consecutive three-month period prior to June 30, 2016 and there being no event of default under the Loan Agreement.  The Company did not receive at least $5.0 million of product revenue in a consecutive three-month period prior to June 30, 2016, and as a result began repaying the principal balance on July 1, 2016.   In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

On August 31, 2016, the Company repaid all outstanding obligations under the Loan Agreement with the proceeds of the 13.0% Notes (as defined below).  As a result of the repayment, the Company recorded debt extinguishment costs of $800,000 during the year ended December 31, 2016 which is classified as interest expense on the Company’s Consolidated Statement of Operations.

5.50% Notes

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes (the “5.50% Notes”) in two separate closings. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2015.

13.0% Notes

On August 31, 2016, the Company completed the initial closing (the “Initial Closing”) of its offering (the “Offering”) of up to $80.0 million aggregate principal amount of its 13.0% senior secured notes (the “13.0% Notes”) and entered into an indenture (the “Indenture”) governing the Notes with the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).

Refer to Note 9 - Long Term Debt and Note 18 – Subsequent Events for additional information.

Interest Make-Whole Derivative

The 5.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the 5.50% Notes prior to April 1, 2018, subject to certain restrictions, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%.  The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability on the Company’s Consolidated Balance Sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s Consolidated Statements of Operations and Comprehensive Loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

Common Stock Warrants

The Company issued warrants to Hercules in connection with the Loan Agreement with Hercules and certain other lenders.  The Company evaluated the warrants under ASC 480 - Distinguishing Liabilities from Equity and determined the warrants are classified as equity.  The fair value of the warrants on the date of grant was recorded as a debt discount.  On August 3, 2015, Hercules exercised the warrant in full, electing the net issuance option.  As a result, the Company issued 61,644 shares of the its common stock to Hercules.

Research and Development Expenses

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee‑related expenses, including salaries, benefits and travel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; the costs of manufacturing scale-up and optimization: the costs of pre-approval product manufactured; facilities, other expenses which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and costs associated with preclinical activities.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense as the case may be.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s non‑U.S. operations is the Danish Krone. Assets and liabilities of foreign operations are translated into U.S. dollars based on exchange rates at the end of each reporting period. Revenues and expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss or income on the Company’s Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s Consolidated Statement of Operations. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company's Consolidated Statements of Comprehensive Loss and Accumulated Other Comprehensive Loss within the Company's Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss is defined as changes in stockholders’ equity exclusive of transactions with owners (such as capital contributions and distributions). Comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains or losses on marketable securities classified as available for sale.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Current tax liabilities or receivables are recognized for the amount of taxes the Company estimate are payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return if such a position is more likely than not to be sustained. Then, the tax benefit recognized is the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the Company’s Consolidated Statement of Operations and Comprehensive Loss. Accrued interest and penalties are included within the related tax liability line in the Company’s Consolidated Balance Sheet. The Company did not have any accrued interest or penalties associated with any unrecognized tax positions at December 31, 2015 and 2016, and there were no such interest or penalties recognized during the years ended December 31, 2014, 2015 and 2016.

Clinical Trial Expense Accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2014, 2015 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted‑average number of common shares outstanding during the period. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted‑average number of common shares outstanding during the period plus the potential dilutive effects of common stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, plus the potential dilutive effects of the 5.50% Notes using the if-converted method. Because the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the years ended December 31, 2014, 2015 and 2016.

Customer Concentration

For the year ended December 31, 2015 the Company had two significant customers that accounted for the majority of consolidated revenues.  For the year ended December 31, 2016, the Company had four significant customers that accounted for the majority of consolidated total revenues as follows:

	2015	2016
Customer A	81.7%	—%
Customer B	17.1%	78.7%
Customer C	—%	8.2%
Customer D	—%	5.6%
Customer E	—%	5.4%
Total	98.8%	97.9%

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017.  The adoption of this update did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued new guidance related to revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (Topic 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

As of December 31, 2016, the Company has not elected early adoption and has not concluded on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. The Company expects to recognize the majority of its revenue under such contracts earlier under ASC 606 than it would have recognized under current guidance. However, the Company is still evaluating the materiality of the impact on the consolidated financial statements and related disclosures.

3. Investments

Marketable securities consisted of the following as of December 31, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$42,481	$4	$(14)	$42,471
Total	$42,481	$4	$(14)	$42,471

Marketable securities consisted of the following as of December 31, 2015:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$99,189	$—	$(147)	$99,042
Total	$99,189	$—	$(147)	$99,042

At December 31, 2016, the Company held 7 marketable securities, which were in a continuous loss position for less than one year.  The unrealized losses are the result of current economic and market conditions and the Company has determined that only a temporary impairment existed at December 31, 2016.

The fair value of marketable securities at December 31, 2016 with a maturity of less than one year was $33.2 million.  The fair value of marketable securities with a maturity of greater than one year was $9.3 million.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2016
				Total
	Level 1	Level 2	Level 3	2016
Assets
Cash equivalents (money market funds)	$27,635	$—	$—	$27,635
Marketable securities, available-for-sale	—	42,471	—	42,471

Total assets	$27,635	$42,471	$—	$70,106

Liabilities
Interest make-whole derivative	$—	$—	$12	$12
Total liabilities	$—	$—	$12	$12

(in thousands)	Fair Value Measurements as of December 31, 2015
				Total
	Level 1	Level 2	Level 3	2015
Assets
Cash equivalents (money market funds)	$29,992	$—	$—	$29,992
Marketable securities, available-for-sale	—	99,042	—	99,042
Total assets	$29,992	$99,042	$—	$129,034

Liabilities
Interest make-whole derivative	$—	$—	$656	$656
Total liabilities	$—	$—	$656	$656

There were no financial liabilities subject to fair value measurement on a recurring basis at December 31, 2015.

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2016:

(in thousands)			Fair Value
	December 31,		Change in	December 31, 2016
	2015	Additions	2016
Interest make-whole derivative	656	$—	$(644)	$12
Total liabilities	$656	$—	$(644)	$12

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2015:

(in thousands)			Fair Value
	December 31,		Change in	December 31, 2015
	2014	Additions	2015
Interest make-whole derivative	—	$916	$(260)	$656
Total liabilities	$—	$916	$(260)	$656

As of December 31, 2016, the fair value of the Company’s 5.50% Notes, was estimated utilizing the binomial lattice tree model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value measurement was based on several factors including:

•                  Credit spread at the valuation date

•                  Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at December 31, 2016 were as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due April 1, 2020	$50,935	$45,909	$61,000

The fair value of the Company’s 13.0% notes approximates its carrying value of $34.8 as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

5. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2015 and 2016.

	December 31,	December 31,
(in thousands)	2015	2016
Raw materials	$589	$779
Work in process	349	—
Finished goods	230	820
Deferred cost of sales	669	101
Total	$1,837	$1,700

During the years ended December 31, 2015 and 2016 the Company recorded a reserve for excess and obsolete inventory of $1.6 million and $477,000, respectively.

6. Property and Equipment

Property and equipment and related accumulated depreciation are as follows:

	December 31,
(in thousands)	2015	2016
Laboratory and manufacturing equipment	$7,286	$16,288
Furniture, fixtures and other property	912	779
Construction in process	3,585	—
Less accumulated depreciation	(3,982)	(4,358)
Property and equipment, net	$7,801	$12,709

Depreciation expense was $641,000, $1.1 million and $2.1 million for the years ended December 31, 2014, 2015 and 2016, respectively.

7. Intangible Assets

The following represents the balance of the intangible assets including accumulated amortization at December 31, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,520	$(2,124)	$5,396	5.00
SPRIX Nasal Spray product rights	4,620	(1,827)	2,793	3.00
IP R&D	161	—	161	Indefinite
Total	$12,301	$(3,951)	$8,350

The following represents the balance of the intangible assets including accumulated amortization at December 31, 2015:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,552	$(1,055)	$6,497	6.00
SPRIX Nasal Spray product rights	4,620	(903)	3,717	4.00
IP R&D	166	—	166	Indefinite
Total	$12,338	$(1,958)	$10,380

There was no impairment to intangible assets recognized in the years ended December 31, 2015 and 2016.

Estimated amortization of the intangible assets for the five years subsequent to December 31, 2016 is as follows:

(in thousands)
2017	$1,998
2018	$1,998
2019	$1,998
2020	$1,096
2021	$1,074

Collaboration and License Agreement with Acura

In January 2015, the Company entered into a Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion® Technology.  The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone payment in October 2016 as a result of the first commercial sale of OXAYDO.  The Company also incurred transaction costs of $172,000 associated with the transaction.  Refer to Note 15 — Acquisitions and license and collaboration agreements for additional details.

During each of the years ended December 31, 2015 and 2016, the Company recognized amortization expense of $1.1 million related to the OXAYDO product right intangible.  There was no amortization expense recognized in 2014 related to OXAYDO.

Purchase Agreement with Luitpold

In January 2015, the Company entered into a purchase agreement with Luitpold Pharmaceuticals, Inc. (“Luitpold”).  Pursuant to the purchase agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million.  The Company recorded an intangible asset of $4.6 million related to this transaction.  Refer to Note 15 – Acquisitions and license and collaboration agreements for additional details.

During the years ended December 31, 2015 and 2016, the Company recognized amortization expense of $903,000 and $924,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.  There was no amortization expense recognized in 2014 related to SPRIX.

IP R&D

In connection with the acquisition of Egalet A/S in 2010, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications. The IP R&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2015 and December 31, 2016, the carrying value of IP R&D was $166,000, and $161,000, respectively.  The change in value was entirely due to fluctuation in foreign currency exchange rates.

8. Accrued Expenses

Accrued expenses were as follows:

(in thousands)	December 31,
	2015	2016
Clinical research	$787	$4,128
Payroll and bonuses	2,363	3,927
Sales and marketing	1,148	3,182
Interest	962	2,600
Sales allowances	296	1,192
Manufacturing services	1,680	996
Professional services	334	798
Royalties	89	672
Other	140	652
	$7,799	$18,147

9. Long Term Debt

Hercules Loan and Security Agreement

In January 2015, the Company entered into the Loan Agreement with Hercules and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bore an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%. Pursuant to the terms of the Loan Agreement, the Company made interest-only payments for 12 months beginning on February 1, 2015, and then was scheduled to repay the principal balance of the loan in 30 equal monthly payments of principal and interest through the scheduled maturity date of July 1, 2018.  In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

The Loan Agreement also contained representations and warranties, and indemnification in favor of Hercules. The Company was required to comply with various customary covenants, including, among others, restrictions on indebtedness, investments, distributions, transfers of assets and acquisitions.  The Loan Agreement contained several events of default, including, among others, payment defaults, breaches of covenants or representations, material impairment in the perfection of Hercules’ security interest or in the collateral and events related to bankruptcy or insolvency. Upon an event of default, Hercules could declare all outstanding obligations immediately due and payable, and Hercules could take such further actions as set forth in the Loan Agreement, including collecting or taking such other action with respect to the collateral pledged in connection with the Loan Agreement.

In connection with the Loan Agreement, the Company issued Hercules a warrant (the “Warrant”) to purchase $600,000 in shares of the Company’s common stock at an exercise price of $5.29 per share (or, approximately 113,421 shares of common stock).  The Warrant was considered a standalone instrument since it could be exercised separately from the Loan Agreement. The Warrant was exercisable for a period of five years beginning on the date of issuance and had a fair value of $328,610 that is included in stockholders’ equity. The fair value of the Warrant was recorded as a debt discount and was determined through the use of a Black-Scholes calculation using the below assumptions:

Risk-free interest rate	1.5%
Expected term (in years)	5
Expected volatility	71.68%
Dividend yield	—

On August 3, 2015, Hercules exercised the warrant in full, electing the net issuance option.  As a result, the Company issued 61,644 shares of the Company’s common stock to Hercules.

On December 9, 2015, the Company entered into an amendment (the “Amendment”) to the Loan agreement which, among other things, provides that the interest-only period of the term loan would be extended for an additional six months to July 1, 2016.  The Amendment also provided that the interest-only period may be further extended to January 1, 2017, subject to the FDA’s acceptance of the Company’s new drug application for its product candidate ARYMO ER, the Company’s receipt of at least $5.0 million of product revenue for any consecutive three month period prior to June 30, 2016 and there being no default or event of default under the Loan Agreement.

On August 31, 2016, the Company repaid all outstanding obligations under the Loan Agreement with the proceeds of the 13% Notes (as defined below).  As a result of the repayment, the Company recorded debt extinguishment costs of $800,000 during the year ended December 31, 2016 which is classified as interest expense on the Company’s Consolidated Statement of Operations.

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

In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 5.50% Notes in connection with such a corporate event in certain circumstances.  Holders will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a 5.50% Note, except in limited circumstances. Instead, interest will be deemed to be paid by the cash, shares the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holders upon conversion of a 5.50% Note.

On or after the date that is six months after the last date of original issuance of the 5.50% Notes, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to the conversion price for the 5.50% Notes on each applicable trading day, the Company will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 5.50% Notes to be converted had such 5.50% Notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. The Company will pay any interest make-whole payment by delivering shares of the Company’s common stock valued at 95% of the simple average of the daily volume weighted average price for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares the Company may deliver in connection with a conversion of the 5.50% Notes, including those delivered in connection with an interest make-whole payment, will not exceed 77.3395 shares of the Company’s common stock per $1,000 principal amount of 5.50% Notes, subject to adjustment.  The Company will not be required to make any cash payments in lieu of any fractional shares or have any further obligation to deliver any shares of common stock or pay any cash in excess of the threshold described above. In addition, if in connection with any conversion the conversion rate is adjusted, then such holder will not receive the interest make-whole payment with respect to such 5.50% Notes.

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

The conversion criteria for the 5.50% Notes have not been met at December 31, 2016.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the 5.50% Notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of the transaction costs were allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s Consolidated Balance Sheets at December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
(in thousands)
Gross proceeds	$61,000	$61,000
Unamortized debt discount	(19,734)	(15,091)
Carrying value	$41,266	$45,909

13% Senior Secured Notes (the “13% Notes”)

On August 31, 2016, the Company completed the Initial Closing of its Offering of up to $80.0 million in aggregate principal amount of its 13% Notes and entered into the Indenture governing the 13% Notes with the Guarantors and U.S. Bank as the Trustee and Collateral Agent.

The Company issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing, and issued an additional $40.0 million aggregate principal amount of the Notes on approval from the FDA of ARYMO™ ER  in January 2017 (the “Second Closing”).  Net proceeds from the Initial Closing and Second Closing were $37.2 million, and $38.3 million respectively, after deducting the estimated Offering expenses payable by the Company in connection with the Initial Closing and Second Closing. The Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Company has used and will use the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the approval and planned commercialization of ARYMO ER, to support the development of Egalet-002 and for general corporate purposes.

Prior to the Second Closing, interest on the 13% Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, the Company was obligated to also pay an installment of principal of the Notes pursuant to a straight-line fixed amortization schedule. Following the approval of ARYMO ER from the FDA in January 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, the Company will pay an installment of principal on the Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarterly period most recently ended, less the amount of interest payable on the 13% Notes on such Payment Date.

The Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding 5.50% convertible senior notes due 2020), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the Notes collateral and will be junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property, from time to time in accordance with the Indenture. The stated maturity date prior to the approval of ARYMO ER of the 13% Notes was March 20, 2020.  Following ARYMO ER approval by the FDA in January 2017, the stated maturity date of the Notes will be September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 101.00% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $3.3 million as of December 31, 2016, which are classified as current and non-current debt in the consolidated balance sheet.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of ARYMO ER, OXAYDO and SPRIX Nasal Spray in the U.S. The estimates of the magnitude and timing of ARYMO ER, OXAYDO and SPRIX Nasal Spray net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains experience marketing ARYMO ER, OXAYDO and SPRIX Nasal Spray, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $3.2 million using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s balance sheet at December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
(in thousands)
Gross proceeds	$—	$40,000
Unamortized debt discount	—	(5,187)
Carrying value	$—	$34,813

Current and non-current debt on the Company’s consolidated balance sheet at December 31, 2016 includes the carrying value of the 5.50% Notes and the 13% Notes, as well as $3.3 million for the Royalty Rights issued in connection with the debt.

The following table sets forth the Company’s net interest expense incurred for the year ended December 31, 2015 and 2016:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2015	2016
5.50% Notes	$5,865	$7,999
13% Notes	—	2,713
Hercules Loan and Security Agreement	2,005	2,078
Amortization of premium on marketable securities	832	601
Interest income on investments	(1,225)	(1,282)
Total	$7,477	$12,109

There was no interest expense from long term debt in 2014.

The following table sets forth the Company’s future principal payments as of December 31, 2016.  This table does not reflect the additional $40.0 million in principal due from the Second Closing of the 13% Notes in January 2017.

(in thousands)
2017	$—
2018	16,000
2019	16,000
2020	69,000
2021	—

10. Stock-Based Compensation Expense

2013 Stock-Based Incentive Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Plan (as subsequently amended and restated from time to time, the “2013 Plan”).  Pursuant to the Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of the Company’s common stock initially reserved for issuance under the 2013 Plan was 1,680,000, in the form of restricted stock and stock options.  Share increases of 2,000,000 and 2,600,000 to the number of shares originally reserved for issuance under the 2013 Plan were authorized by the Company’s stockholders in June 2014 and June 2016, respectively.  The amount, terms of grants and exercisability provisions are determined by the compensation committee. The term of the stock options may be up to 10 years, and stock options are exercisable in cash or as otherwise determined by the compensation committee. All stock options vest over time as stipulated in the individual award agreements. In September 2015, the compensation committee voted to amend the 2013 Plan to, among other things, allow for monthly vesting of stock options granted thereunder.

2017 Inducement Plan

In December 2016, the Company adopted its 2017 Inducement Plan (the “Inducement Plan”).  Pursuant to the Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its employees, including employees of its subsidiaries, who were not previously employees or Non-Employee Directors of the

Company or any of its subsidiaries (or who have had a bona fide period of non-employment with the Company and its subsidiaries) in compliance with Rule 5635(c)(4) of the Nasdaq Global Market. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 300,000, in the form of common stock, deferred stock, restricted stock, restricted stock units and stock options.  The amount, terms of grants and exercisability provisions are determined by the compensation committee of the Company’s board of directors. The term of stock options issued under the Inducement Plan may be up to 10 years, and stock options are exercisable in cash or as otherwise determined by the compensation committee of the Company’s board of directors. All stock options vest over time as stipulated in the individual award agreements.  As of December 31, 2016 there were no grants under the Inducement Plan.

Shares Reserved for Future Issuance

As of December 31, 2016, the Company has reserved the following shares of the Company’s common stock for issuance:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Employee Stock Purchase Plan	750,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted	(3,304,857)
Restricted stock awards granted	(1,543,660)
Stock options and awards forfeited	345,137
Remaining shares available for future grant	2,826,620

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2014	2015	2016
General and administrative	$5,170	$4,049	$5,157
Sales and marketing	—	218	364
Research and development	3,348	932	802
Total stock based compensation expense	$8,518	$5,199	$6,323

		Year Ended December 31,
(in thousands)	2014	2015	2016
Stock options and restricted stock	$8,518	$5,199	$6,212
Employee stock purchase plan	—	—	111
Total stock-based compensation expense	$8,518	$5,199	$6,323

Stock Options Outstanding under the 2013 Stock-Based Incentive Plan

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2015	1,755,808	$8.93
Granted	1,472,264	8.14
Exercised	(30,000)	5.18
Forfeited	(233,000)	8.02
Cancelled	(12,500)	12.20
Outstanding at December 31, 2016	2,952,572	$8.63	8.91
Vested or expected to vest at December 31, 2016	2,775,305	$8.64	8.89
Exercisable at December 31, 2016	610,021	$8.68	8.25

The intrinsic value of the Company’s 2,952,572 stock options outstanding as of December 31, 2016 was $1.4 million based on a per share price of $7.65, the Company’s closing stock price on that date, and a weighted-average exercise price of $8.63 per share.

The intrinsic value of stock options exercised during the years ended December 31, 2015 and 2016 was $64,000 and $32,700, respectively.  There were no options exercised in the year ended December 31, 2014.

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees and directors with only service-based vesting conditions, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the requisite service period on a straight-line basis. The Company records the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.    Stock-based compensation expense is determined including estimated forfeitures, and is adjusted each period to reflect actual forfeitures.

The per-share weighted-average grant date fair value of the options granted to employees during the years ended December 31, 2014, 2015 and 2016 was estimated at $4.93,  $6.44 and $4.62, respectively, per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2015	2016
Risk-free interest rate	1.81%	1.76%	1.66%
Expected term of options (in years)	6.24	6.27	6.19
Expected volatility	74.88%	72.93%	68.94%
Dividend yield	—	—	—

The weighted-average valuation assumptions were determined as follows:

•

Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•

Expected term of stock options: The Company estimated the expected life of its employee stock options using the “simplified” method, as prescribed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payments, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data.

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

As of December 31, 2016, there was $11.1 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted-average remaining period of 3.01 years.

Restricted Stock Granted under the 2013 Stock-Based Incentive Plan

A summary of the status of the Company’s restricted stock awards at December 31, 2016 and of changes in restricted stock awards outstanding under the Plan for the year ended December 31, 2016 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2015	679,866	$11.19
Granted	72,500	$6.11
Forfeited	(21,432)	$5.18
Vested restricted stock awards	(187,357)	$11.17
Unvested at December 31, 2016	543,577	$10.77

For stock awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  All restricted stock awards issued above vest over time as stipulated in the individual award agreements. In the event of a change in control of the Company, the unvested awards will be accelerated and fully vested immediately prior to the change in control. There are no performance based features or market conditions.

The fair value of restricted stock awards vested for the years ended December 31, 2014, 2015 and 2016, was $6.7 million, $2.5 million and $1.0 million, respectively.

As of December 31, 2016, there was $2.3 million of total unrecognized stock-based compensation expense, related to restricted stock under the Plan, which will be recognized over the weighted-average remaining period of 1.38 years.

Employee Stock Purchase Plan

In January 2016, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the Company’s stockholders in June 2016. A total of 750,000 shares of common stock were originally approved for future issuance under the Purchase Plan pursuant to purchase rights granted to the Company’s employees.  Under the Company’s Purchase Plan, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the compensation committee. Under the Purchase Plan, eligible employees may purchase the Company’s common stock at

85% of the lower of the fair market value of a share of the Company’s common stock on the first day of an offering period or on the last day of the offering period. Eligible employees may contribute up to 10% of their eligible compensation. A participant may purchase a maximum of 1,500 shares of common stock per offering period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

Effective January 1, 2016, employees who elected to participate in the Purchase Plan commenced payroll withholdings that accumulate during six month offering periods each calendar year while the Purchase Plan is effective:

•	January 1 through June 30, and
•	July 1 through December 31

At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has recognized stock-based compensation expense of $111,000 during the year ended December 31, 2016 related to the Purchase Plan.

11. Income Taxes

Income taxes have been recorded on the following income (loss) before income tax expense:

(in thousands)	As of December 31,
	2014	2015	2016
Domestic operations	$(21,829)	$(45,361)	$(52,545)
Foreign operations	(21,338)	(13,290)	(39,148)
Loss before provision for income taxes	$(43,167)	$(58,651)	$(91,693)

The provision (benefit) for income taxes consists of the following for 2014, 2015 and 2016:

	As of
(in thousands)	December 31,
	2014	2015	2016
Current:
U.S. federal	$—	$—	$—
State and local	44	—	—
Foreign	—	—	—
Total current taxes	44	—	—
Deferred:
U.S. federal	$—	$—	$—
State and local	—	(700)	(1,061)
Foreign	3	(18)	—
Total deferred taxes	3	(718)	(1,061)
Total income tax expense (benefit)	$47	$(718)	$(1,061)

For the years ended December 31, 2014, 2015 and 2016, the Company had no interest or penalties accrued related to unrecognized tax benefits. Any interest and penalties relating to unrecognized tax benefits will be recorded as a component of income tax expense. The following table indicates the changes to the Company’s unrecognized tax benefits:

(in thousands)	For the Year Ended
	December 31,
	2014	2015	2016
Beginning balance	$46	$59	$73
Increase/(decrease) related to prior tax years	13	14	—
Increase related to current year	—	—	—
Ending balance	$59	$73	$73

Of the Company’s unrecognized tax benefits, none would affect the Company’s effective tax rate in the period recognized due to the offsetting impact of the valuation allowance recorded against the Company’s net operating losses. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

The principal components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	As of December 31,
	2015	2016
Deferred tax assets:
Fixed assets	$353	$714
Accrued expenses	573	1,049
Deferred revenue	3,736	1,484
Stock-based compensation expense	642	1,183
Intangibles assets	460	1,307
Other	2	366
Other Debt	—	1,288
Net operating losses	25,312	51,932
Deferred tax assets	31,078	59,323
Deferred tax liabilities:
Fixed assets	$(73)	$(651)
5.50% Notes	(6,318)	(5,039)
Indefinite-lived intangibles	—	—
Deferred tax liabilities	(6,391)	(5,690)
Net deferred tax assets	24,687	53,633
Less: valuation allowance	(25,771)	(53,656)
Net deferred tax liabilities after valuation allowance	$(1,084)	$(23)

As of December 31, 2016, the Company had foreign net operating loss (“NOL”) carry forwards of $80.4 million from its operations in Denmark, which are available to reduce future foreign taxable income. The NOL carry forwards are not subject to future expiration and may be carried forward indefinitely. However, if there is a more than 50% change of stockholders by value or vote at the end of the tax year as compared to the beginning of the tax year, these existing foreign NOLs may not be available to offset certain types of future foreign income (generally, “net financial income”, which includes interest income net of interest expense, dividends, and capital gains and losses).  The Company files income tax returns in the U.K., because Egalet Limited (“Egalet UK”) was incorporated in that jurisdiction; however, Egalet UK has no business operations in the U.K. and the Company has no plans to commence operations in that jurisdiction in the foreseeable future. As such, the Company has determined that it will not record U.K. NOL’s as a component of their deferred tax inventory, since there is currently no expectation that the NOLs will ever be realized. As of December 31, 2016, the Company had U.S. federal and state NOL’s of $88.8 million and $66.0 million, respectively. These domestic NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three‑ year period in excess of 50%. This could limit the amount of NOLs that the Company can utilize annually to offset future domestic taxable income or tax liabilities, if any. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. These federal and state NOL’s will begin to expire in 2033 and through 2036.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2016, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized. The Company experienced a net change in valuation allowance of $11.7 million and $27.9 million, for the year ended December 31, 2015 and 2016, respectively.

At December 31, 2016, no provision has been made for U.S. federal and state income taxes of foreign earnings due to the history of foreign losses. However, the Company expects that the future earnings, if any, of its foreign subsidiaries will be reinvested indefinitely. Upon becoming profitable, if ever, distribution of these earnings, in the form of dividends or otherwise, may result in the Company falling subject to U.S. income taxes and foreign withholding taxes. The determination of the amount of unrecognized deferred U.S. income tax expense and foreign withholding tax liabilities on these future earnings, if any, is not practicable because of the complexities with the hypothetical calculations.

The Company files income tax returns in Denmark, the U.K., the United States, and in various U.S. states. The foreign tax returns are subject to tax examinations for the tax years ended July 31, 2012 through December 31, 2016. The domestic tax returns are subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. However, to the extent the Company utilizes in the future any tax attribute NOL carry forwards from a tax period that may otherwise be closed to examination, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the NOL upon their examination of the future period in which the attribute was utilized.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	For the Year
	Ended
(in thousands)	December 31,
	2015	2016
Federal income tax at the statutory rate	34.0%	34.0%
Permanent tax items	(0.3)	(0.5)
State income tax, net of federal benefit	2.7	2.2
Change in valuation allowance	(32.3)	(29.2)
Change in foreign tax rate	(2.9)	(5.4)
Effective income tax rate	1.2%	1.1%

12. Employee Benefit Plans

The Company's 401(k) Employee Savings Plan (the "401(k) Plan") is available to all U.S. employees meeting certain eligibility criteria. As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. The Company contributed approximately $51,000,  $199,000 and $308,000 to the 401(k) Plan in the years ended December 31, 2014, 2015 and 2016, respectively. The Company's contributions are made in cash. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

For its employees based in Denmark, the Company subscribes to a state plan for which the expense for the financial year is equal to the contributions called by, and thus payable to, such plan. Under Denmark’s state plan, contributions paid by the Company are in full discharge of the Company’s liability and are recognized as an expense for the period. For the years ended December 31, 2014, 2015 and 2016, the Company recorded $225,000, $230,000 and $256,000 respectively, for contributions under its state plan for Denmark employees.

13. Commitments and Contingencies

Operating Leases

The Company’s corporate U.S. headquarters are located in Wayne, Pennsylvania, where it leases 19,797 square feet of office space under a lease agreement that expires in February 2022 unless terminated earlier.  In addition, the Company is leasing 2,510 square feet of office space in Whippany, New Jersey. The Company also maintains a research laboratory, pilot manufacturing and administrative facility in Vaerlose, Denmark, where it leases 12,895 square feet of space under a lease agreement that automatically renews every 12 months (currently through August 2017 unless terminated earlier).  The Company also has an existing sublease from previous US headquarters totaling 3,409 square feet which expires in December 2017.  The Company is currently sub-leasing its previous U.S. headquarters location through the end of the lease term.

The following is a schedule by year of the future minimum rental payments required under non-cancelable leases as of December 31, 2016:

(in thousands)
2017	737
2018	523
2019	533
2020	543
2021	553
2022	92
Total minimum lease payments	$2,981

Rent expense was $325,000,  $408,000 and $666,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet and current officers Robert S. Radie, Stanley J. Musial, and Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired Egalet securities between December 15, 2015 and January 9, 2017. The allegations center on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for oral abuse-deterrent labeling.  The Company disputes these allegations and intends to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

14. Net Loss Per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share of the Company’s common stock for the years ended December 31, 2014, 2015 and 2016:

(in thousands, except share and per share data)	Year Ended December 31,
	2014	2015	2016
Basic and diluted net loss per common share calculation:
Net loss	$(43,214)	$(57,933)	$(90,632)
Weighted average common stock outstanding	14,556,927	19,738,042	24,514,645
Net loss per share of common stock—basic and diluted	$(2.97)	$(2.94)	$(3.70)

The following outstanding securities for the year ended December 31, 2014, 2015 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti‑dilutive:

	Year Ended December 31,
	2014	2015	2016
Stock options outstanding	638,458	1,755,808	2,952,572
Unvested restricted stock awards	832,535	679,866	543,577
Common shares issuable upon conversion of the 5.50% Notes	—	4,102,360	4,102,360
Total	1,470,993	6,538,034	7,598,509

15. Acquisitions and License and Collaboration Agreements

License and collaboration agreement with Shionogi

In November 2013, the Company entered into a license and collaboration agreement with Shionogi, granting Shionogi an exclusive, royalty-bearing, worldwide license to develop, manufacture and commercialize abuse deterrent (“AD”) hydrocodone-based product candidates using certain of the Company’s core technologies. The collaboration allowed Shionogi to develop and commercialize an AD single-agent hydrocodone-based product and up to 20 different AD combination product candidates containing hydrocodone.  In December 2015, the Company received notice from Shionogi that Shionogi was terminating for convenience its collaboration and license agreement with the Company.

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

Due to the lack of standalone value for the license and research and development services, the upfront and IND payments were recorded as deferred revenue and were recognized ratably using the straight-line method through November 2030, the expected term of the agreement.  As a result of the termination of the agreement, the Company recognized all remaining deferred revenue related to the Shionogi agreement as revenue in December, 2015 as the Company had no further material obligations under the agreement at that time.  For the years ended December 31, 2014 and 2015, the Company recognized revenues of $557,000 and $17.9 million, respectively, related to the amortization of deferred revenue.

Additionally, during the years ended December 31, 2014 and 2015 the Company recognized revenue of $1.4 million and $699,000, respectively, related to certain development costs incurred under the Company’s collaboration agreement.

Collaboration Agreement with Septodont

In February 2016, the Company entered in a Collaboration Agreement with Septodont, Inc. (“Septodont”).  Under the agreement, Septodont promotes SPRIX Nasal Spray exclusively to dentists in the United States using its focused specialty sales force. Under the terms of the agreement, The Company received an upfront licensing fee of $100,000 and can earn sales-based milestones and share in profits from net sales of SPRIX to dentists in the U.S.

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

The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone in October 2015 upon the first commercial sale of OXAYDO.  In addition, Acura will be entitled to a one-time $12.5 million milestone payment when OXAYDO net sales reach a specified level of $150.0 million in a calendar year.

The Company has recorded a product rights intangible asset of $7.7 million related to the arrangement, which includes $172,000 of transaction costs related to the agreement.  The intangible asset is being amortized over a useful life of 7 years, which coincides with the patent protection of OXAYDO in the United States.

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

Under the Company’s purchase agreement with Luitpold it was assigned the license for SPRIX Nasal Spray from Recordati. S.p.A.  Under the agreement with Recordati S.p.A., the Company is obligated to use best commercial efforts to market and sell SPRIX Nasal Spray and pay a fixed, single-digit royalty to Recordati S.p.A.

The Company accounted for the arrangement as a business combination and the purchase price has been allocated to the acquisition date fair values as follows:

Purchase Price
(in thousands)	Allocation
Inventory	$3,408
Property, plant & equipment	100
Finite lived intangible-intellectual property	4,620
Net assets acquired	$8,128

The Company incurred $1.1 million of SPRIX Nasal Spray acquisition-related costs, which were recorded as general and administrative expense in the Consolidated Statement of Operations in the year ended December 31, 2015.

The following table presents supplemental pro forma information for the year ended December 31, 2014 as if the acquisition of SPRIX Nasal Spray had occurred on January 1, 2014 (unaudited).  Due to the acquisition date of January 8, 2015, there is no material difference between the results presented in the Company’s Consolidated Statement of Operations and the pro forma results for the year ended December 31, 2015.

(in thousands)	Year Ended
December 31, 2014
(unaudited)
Pro forma product sales	3,622
Pro forma net loss	(47,134)
Pro forma net loss per share	(3.24)

16. Related Party Transactions

Related Party Receivables

As of December 31, 2015, related party receivables with Shionogi were $57,000, related to certain development costs incurred under the Company’s collaborative research and license agreement.

There was no related party receivable as of December 31, 2016 due to the termination of collaboration agreement with Shionogi.

17. Quarterly Financial Information (unaudited)

This table summarizes the unaudited consolidated financial results of operations for the quarters ended:

(in thousands)	March 31,	June 30,	September 30,	December 31,
2016 Quarter Ended
Total revenue	$2,663	$3,450	$4,711	$6,140
Total costs and expenses	19,702	25,118	28,409	24,758
Other expense	1,694	2,346	3,597	3,033
Net loss	(18,548)	(23,777)	(26,937)	(21,370)
Net loss per share of common stock, basic and diluted (1)	(0.76)	(0.97)	(1.10)	(0.87)

2015 Quarter Ended
Revenues	$805	$959	$1,686	$19,380
Operating expenses	17,152	14,783	17,254	25,857
Other expense	348	3,265	1,790	1,032
Net loss	(16,721)	(17,066)	(17,359)	(6,787)
Net loss per share of common stock, basic and diluted (1)	(1.02)	(1.03)	(0.81)	(0.28)

(1)	Net loss per share amounts may not agree to the per share amounts for the full year due to the use of weighted average shares for each period.
18.	Subsequent Events

Second Closing of the 13% Notes

The Company issued an additional $40.0 million aggregate principal amount of the 13% Notes following FDA approval of ARYMO ER in January 2017.  Net proceeds from the Second Closing were $38.3 million, after deducting the estimated Offering expenses payable by the Company in connection with the Second Closing. The Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.

Halo Manufacturing Agreement

On February 28, 2017, the Company entered into a Drug Product Manufacturing Services Agreement (the “Agreement”) with Halo Pharmaceutical, Inc. (“Halo”) pursuant to which the Company engaged Halo to provide certain services related to the manufacture and supply of ARYMO ER tablets for the Company’s commercial use in the United States.

The Company is obligated to purchase all of its requirements for ARYMO ER from Halo through 2019, and seventy-five percent of its requirements thereafter, subject to certain limited exceptions.  The Company will purchase ARYMO ER pursuant to binding purchase orders at a fixed price based on dosage strength, with specified percentage rebates for annual volumes of product ordered over a specified amount.   In addition, the Company has agreed to purchase certain minimum amounts of manufacturing and additional services per calendar quarter from Halo over the term of the Agreement (the “Quarterly Minimum”).  If the Company fails to meet the Quarterly Minimum, it will be required to pay to Halo the resulting shortfall.

The term of the Agreement is five years from the date of the Company’s first firm order for ARYMO ER.  The Agreement will automatically extend for successive two-year renewal terms unless either party gives six months prior written notice of its intention to terminate the Agreement.

Either party may terminate the Agreement upon written notice as a result of a material breach of the Agreement that remains uncured for a period of thirty days, or in certain circumstances, sixty days, following written notice of the material breach.  Additionally, either party may terminate the Agreement immediately if the other party is declared insolvent or bankrupt by a court of competent jurisdiction, if the other party files a voluntary petition in bankruptcy in any court of competent jurisdiction, or if the Agreement is assigned by the other party for the benefit of creditors.  The Company may terminate the Agreement on thirty days’ prior written notice if the Company is prevented from commercializing ARYMO ER in the United States due to actions or objections of a regulatory authority, or if the Company elects to discontinue selling or otherwise withdraws ARYMO ER from the market in the United States.  Upon early termination of the Agreement by either party during the initial term, the Company will be required in certain circumstances to pay Halo the Quarterly Minimums that Halo otherwise would have earned had the Agreement not been terminated, up to a specified amount.

The Agreement also contains customary representations, warranties and covenants, including with respect to the ownership of any intellectual property created pursuant to the Agreement, as well as provisions relating to ordering, payment and shipping terms, regulatory matters, reporting obligations, indemnity, confidentiality and other matters.