Form 10-Q
period 2017-03-31
Egalet Corp
filed 2017-05-10
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value                                 Shares outstanding as of May 10, 2017: 25,615,126

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2017.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	March 31, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,355	$26,987
Marketable securities, available for sale	42,471	78,357
Accounts receivable	1,108	5,410
Inventory	1,700	1,511
Other current assets	-	197
Prepaid expenses and other current assets	2,537	1,378
Other receivables	1,001	1,049
Total current assets	93,172	114,889
Intangible assets, net	8,350	7,882
Property and equipment, net	12,709	11,857
Deposits and other assets	627	705
Total assets	$114,858	$135,333
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,392	6,598
Accrued expenses	18,147	15,033
Deferred revenue	3,975	6,175
Debt - current	381	428
Total current liabilities	24,895	28,234
Debt - non-current portion, net	83,711	123,380
Deferred income tax liability	23	23
Derivative liability	12	-
Other liabilities	891	849
Total liabilities	109,532	152,486

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2016 and March 31, 2017; 25,189,125 and 25,407,427 shares issued and outstanding at December 31, 2016 and March 31, 2017, respectively	25	26
Additional paid-in capital	230,379	233,941
Accumulated other comprehensive (loss) income	100	194
Accumulated deficit	(225,178)	(251,314)
Total stockholders' equity (deficit)	5,326	(17,153)
Total liabilities and stockholders’ equity	$114,858	$135,333

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2017
Revenues
Net product sales	$2,563	$5,427
Collaboration revenues	100	—
Total revenue	2,663	5,427

Cost and Expenses
Cost of sales (excluding amortization of product rights)	882	1,325
Amortization of product rights	501	503
General and administrative	5,998	8,491
Sales and marketing	6,202	9,258
Research and development	6,119	6,520
Total costs and expenses	19,702	26,097
Loss from operations	(17,039)	(20,670)

Other (income) expense:
Change in fair value of derivative liability	(610)	(12)
Interest expense, net	2,309	4,534
Other gain	(3)	181
Loss (gain) on foreign currency exchange	(2)	—
	1,694	4,703
Loss before provision (benefit) for income taxes	(18,733)	(25,373)
Provision (benefit) for income taxes	(185)	—
Net loss	$(18,548)	$(25,373)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.76)	$(1.02)
Weighted-average shares outstanding, basic and diluted	24,406,247	24,766,147

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2016	2017
Net loss	$(18,548)	$(25,373)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	158	(35)
Foreign currency translation adjustments	588	129
Comprehensive loss	$(17,802)	$(25,279)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2017
Operating activities:
Net loss	$(18,548)	$(25,373)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822	1,429
Change in fair value of derivative liability	(610)	(12)
Stock-based compensation expense	1,315	1,793
Noncash interest and amortization of debt discount	2,163	1,471
Amortization of premium on marketable securities	302	25
Deferred income taxes	(185)	—
Changes in assets and liabilities:
Related party receivable	58	—
Accounts receivable	(534)	(4,302)
Inventory	(300)	189
Prepaid expenses and other current assets	(320)	962
Other receivables	(1,119)	(37)
Deposits and other assets	429	(76)
Accounts payable	(695)	4,293
Accrued expenses	130	(3,123)
Deferred revenue	(1,757)	2,200
Other current liabilities	56	1
Other liabilities	—	(46)
Net cash used in operating activities	(18,793)	(20,606)
Investing activities:
Payments for purchase of property and equipment	(3,610)	(64)
Purchases of investments	(26,713)	(55,945)
Sales of investments	2,400	—
Maturity of investments	33,761	20,000
Net cash (used in) provided by investing activities	5,838	(36,009)
Financing activities:
Net proceeds from issuance of common stock	—	1,007
Net proceeds from debt and royalty rights	—	38,304
Royalty payments in connection with the senior secured 13% notes	—	(146)
Net cash provided by financing activities	—	39,165
Effect of foreign currency translation on cash and cash equivalents	457	82
Net decrease in cash and cash equivalents	(12,498)	(17,368)
Cash at beginning of period	46,665	44,355
Cash at end of period	$34,167	$26,987

Supplemental disclosures of cash flow information:
Cash interest payments	$2,042	$3,784

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization and Business Overview

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-deterrent formulations to patients and physicians. The Company is currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”), and ARYMO™ ER (morphine sulfate) extended-release (“ER”) tablets (“ARYMO ER”).

SPRIX Nasal Spray is a nonsteroidal anti-inflammatory drug indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.   OXAYDO is an immediate release (“IR”) oxycodone product designed to discourage abuse via snorting, indicated for the management of acute and chronic moderate to severe pain where an opioid is appropriate.

On January 9, 2017, the U.S. Food and Drug Administration (“FDA”) approved ARYMO ER, the Company’s first product developed using its proprietary Guardian™ Technology.  ARYMO ER is an ER morphine product formulated with abuse-deterrent (“AD”) properties and is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.  On March 30, 2017, the Company began personal promotion of ARYMO ER to its target healthcare providers.  The Company also has a pipeline of products in development using Guardian Technology. The Company plans to continue to grow through the revenues of its three commercial products, business development and leveraging its proprietary Guardian Technology.

Liquidity

The Company has incurred recurring operating losses since inception. As of March 31, 2017, the Company had an accumulated deficit of $251.3 million and will require substantial additional capital to fund its commercialization strategies for ARYMO ER, SPRIX Nasal Spray and OXAYDO and its research and development of its proprietary product candidates. The Company reasonably expects that its cash and cash equivalents and marketable securities at March 31, 2017, will enable it to fund its operating expenses and capital expenditure requirements at least through June 30, 2018. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the development of its commercial and administrative organization and the research and development of its preclinical and clinical product candidates. As the Company continues to incur losses, a transition to profitability is dependent upon the successful commercialization of its approved products, the successful development, approval and commercialization of its product candidates and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

The accompanying consolidated financial information at March 31, 2017 and for the three months ended March 31, 2016 and 2017 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position as of March 31, 2017 and the consolidated results of its operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 filed on March 13, 2017 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter of 2017 and was applied using a modified retrospective transition approach.  Under ASU 2016-09 the Company has elected to no longer estimate forfeiture rates as part of its stock-based compensation expense and will true up forfeitures as they occur.  As a result of the adoption of ASU 2016-09, the Company recorded a cumulative adjustment of $763,000 to accumulated deficit as of January 1, 2017.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of the update did not have a material effect on the Company’s financial statements.

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

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers (ASC 606): Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

As of March 31, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. The Company expects to recognize the majority of its revenue under such contracts earlier under ASC 606 than it would have recognized under current guidance. However, the Company is still evaluating the materiality of the impact on the consolidated financial statements and related disclosures.

3. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$42,481	$4	$(14)	$42,471
Total	$42,481	$4	$(14)	$42,471

Marketable securities consisted of the following as of March 31, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$78,402	$1	$(46)	$78,357
Total	$78,402	$1	$(46)	$78,357

The fair value of marketable securities as of March 31, 2017 with a maturity of less than one year is $56.2 million.  The fair value of marketable securities with a maturity of greater than one year is $22.2 million.

At March 31, 2017, the Company held 18 marketable securities that were in a continuous loss position for less than one year.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at March 31, 2017.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2016 and March 31, 2017:

	December 31,	March 31,
(in thousands)	2016	2017
Raw materials	$779	$886
Finished goods	820	484
Deferred cost of sales	101	141
Total	$1,700	$1,511

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,520	$(2,124)	$5,396	5.00
SPRIX Nasal Spray product rights	4,620	(1,827)	2,793	3.00
IP R&D	161	—	161	Indefinite
Total	$12,301	$(3,951)	$8,350

The following represents the balance of the intangible assets at March 31, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,537	$(2,398)	$5,139	4.75
SPRIX Nasal Spray product rights	4,655	(2,075)	2,580	2.75
IP R&D	163	—	163	Indefinite
Total	$12,355	$(4,473)	$7,882

There was no impairment to intangible assets in the three months ended March 31, 2016 or 2017.

Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”)

In January 2015, the Company entered into a Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s  Aversion® Technology (the “OXAYDO License Agreement”). The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone payment in October 2015 as a result of the first commercial sale of OXAYDO.  The Company also incurred transaction costs of $172,000 associated with the OXAYDO License Agreement.  Refer to Note 12 — Acquisitions and License and Collaboration Agreements for additional details.

During the three months ended March 31, 2016 and 2017, the Company recognized amortization expense of $274,000, and $269,000, respectively, related to the OXAYDO product rights intangible asset.

Purchase Agreement with Luitpold Pharmaceuticals, Inc. (“Luitpold”)

In January 2015, the Company entered into and consummated the transactions contemplated by the Purchase Agreement with Luitpold to purchase SPRIX Nasal Spray (the “SPRIX Purchase Agreement”).  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million. The Company recorded an intangible asset of $4.6 million related to this transaction.  Refer to Note 12 — Acquisitions and License and Collaboration Agreements for additional details.

During the three months ended March 31, 2016 and 2017, the Company recognized amortization expense of $231,000 and $234,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications, the Guardian Technology. The IP R&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. As of December 31, 2016 and March 31, 2017, the carrying value of IP R&D was $161,000, and $163,000, respectively.  The change in value was entirely due to fluctuation in foreign currency exchange rates.

6. Long-Term Debt

Hercules Loan and Security Agreement

In January 2015, the Company entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Loan Agreement”), with Hercules Technology Growth Capital, Inc. (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bore an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.  Under the Loan Agreement, the Company made interest only payments through July 1, 2016, and then was scheduled to repay the principal balance of the loan in 30 equal monthly payments of principal and interest through the scheduled maturity date of July 1, 2018.   In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

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

The 5.50% Notes are general, unsecured and unsubordinated obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the notes.  The 5.50% Notes rank equal in right of payment to the Company’s existing and future indebtedness and other liabilities that are not so subordinated.  The 5.50% Notes are effectively subordinated to any of the Company’s future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries, including trade payables. The 5.50% Notes rank equal in right of the payment to the 13% Notes described below.

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

On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date (April 1, 2020), holders may convert all or any portion of their 5.50% Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

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

The conversion criteria for the 5.50% Notes have not been met at March 31, 2017.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the 5.50% notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s balance sheet at December 31, 2016 and March 31, 2017:

	December 31, 2016	March 31, 2017
(in thousands)
Gross proceeds	$61,000	$61,000
Unamortized debt discount	(15,091)	(13,930)
Carrying value	$45,909	$47,070

On September 28, 2016, in connection with the issuance of the 13% Notes, the Company and its subsidiaries entered into Supplemental Indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the indenture guaranteeing the 5.50% Notes.

13% Senior Secured Notes (the “13% Notes”)

In August 2016, the Company completed the initial closing (the “Initial Closing”) of its offering (the “Offering”) of up to $80.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the 13% Notes with the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).

The Company issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing, and issued an additional $40.0 million aggregate principal amount upon the FDA’s approval of ARYMO™ ER in January 2017 (the “Second Closing”).  Net proceeds from the Initial Closing and Second Closing were $37.2 million and $38.3 million, respectively, after deducting the estimated Offering expenses payable by the Company in connection with the Initial Closing and Second Closing. The 13% Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.

The Company has used and will use the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the commercialization of ARYMO ER, to support the development of Egalet-002 and for general corporate purposes.

Prior to the Second Closing, interest on the 13% Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, the Company was required to also pay an installment of principal of the 13% Notes pursuant to a straight-line fixed amortization schedule. Following Second Closing in January 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, the Company will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarterly period most recently ended, less the amount of interest payable on the 13% Notes on such Payment Date.

The 13% Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding 5.50% Notes due 2020), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 13% Notes collateral and will be junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property (“IP”), from time to time in accordance with the Indenture. Following the Second Closing, the stated maturity date of the 13% Notes became September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the Indenture), holders of the 13% Notes may require the Company to repurchase for cash all or part of their 13% Notes at a repurchase price equal to 101.00% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

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

The obligations of the Company under the Indenture and the 13% Notes are unconditionally guaranteed on a secured basis by the Guarantors. Under the terms of the Indenture, the Company may designate entities within its corporate structure as unrestricted subsidiaries, which entities will therefore not be guarantors provided that certain conditions set forth in the Indenture are met.

Pursuant to the Indenture, the Company and its restricted subsidiaries must also comply with certain affirmative covenants, such as furnishing financial statements to the holders of the 13% Notes, and negative covenants, including limitations on the following: the incurrence of debt; the issuance of preferred and/or disqualified stock; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; the merger, amalgamation or consolidation involving the Company; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.

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

 In connection with the Intial Offering in August 2016, the Company entered into royalty rights agreements with each of the 13% Notes Purchasers pursuant to which the Company sold to such Purchasers the right to receive, in the aggregate, a payment equal to 1.5% of the aggregate net sales of OXAYDO and SPRIX Nasal Spray from the Initial Closing through December 31, 2019, inclusive (the “Royalty Rights”).  Following the approval of ARYMO ER in January 2017, the Royalty Rights will continue through December 31, 2020 and the Company also entered into separate royalty rights agreements with each of the Purchasers pursuant to which the Company sold to such Purchasers the right to receive 1.5% of the aggregate net sales of ARYMO ER payable from the date of first sale of ARYMO ER through December 31, 2020, inclusive.  The royalty rights agreements also include other terms and conditions customary in agreements of this type.

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.9 million as of March 31, 2017, which are classified within current and non-current debt in the consolidated balance sheet.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 15.9% as of March 31, 2017 based on its best estimate of future cash outflows.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO, SPRIX Nasal Spray and ARYMO ER in the U.S. The estimates of the magnitude and timing of OXAYDO, SPRIX Nasal Spray and ARYMO ER net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company gains experience marketing OXAYDO, SPRIX Nasal Spray and ARYMO ER, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $4.9 million using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2016 and March 31, 2017:

	December 31, 2016	March 31, 2017
(in thousands)
Gross proceeds	$40,000	$80,000
Unamortized debt discount	(5,187)	(8,236)
Carrying value	$34,813	$71,764

Current and non-current debt on the Company’s consolidated balance sheets at December 31, 2016 and March 31, 2017 includes the carrying value of the 5.50% Notes and the 13% Notes, as well as $3.3 million and  $5.0 million, respectively, for the Royalty Rights issued in connection with the 13% Notes.

7. Stockholders’ Equity

On July 2, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could, at its discretion, from time to time, sell shares of its common stock, for an aggregate offering price of up to $30.0 million. The Company provided Cantor with customary indemnification rights, and Cantor was entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the 2015 Sales Agreement in March 2017 and sold an aggregate of 187,972 shares of common stock through March 31, 2017, resulting in net proceeds of $876,000 after deducting commissions of $27,000. As of May 4, 2017, an additional 217,699 shares were sold under the 2015 Sales Agreement subsequent to March 31, 2017 resulting in net proceeds of $1.0 million after deducting commissions of $32,000 which will be recognized during the second quarter of 2017.

8. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2016
				Total
	Level 1	Level 2	Level 3	2016
Assets
Cash equivalents (money market funds)	$27,635	$—	$—	$27,635
Marketable securities, available-for-sale	—	42,471	—	42,471
Total assets	$27,635	$42,471	$—	$70,106

Liabilities
Interest make-whole derivative	$—	$—	$12	$12
Total liabilities	$—	$—	$12	$12

(in thousands)	Fair Value Measurements as of March 31, 2017
				Total
	Level 1	Level 2	Level 3	2017
Assets
Cash equivalents (money market funds)	$11,854	$—	$—	$11,854
Marketable securities, available-for-sale	—	78,357	—	78,357
Total assets	$11,854	$78,357	$—	$90,211

Liabilities
Interest make-whole derivative	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the March 31, 2017:

(in thousands)			Fair Value
	December 31,		Change in	March 31, 2017
	2016	Additions	2017
Interest make-whole derivative	12	$—	$(12)	$—
Total liabilities	$12	$—	$(12)	$—

As of March 31, 2017, the fair value of the 5.50% Notes was estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at March 31, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due April 1, 2020	$48,288	$47,070	$61,000

The fair value of the Company’s 13% Notes approximates its carrying value of $71.8 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2017
Basic and diluted net loss per common share calculation:
Net loss	$(18,548)	$(25,373)
Weighted average common stock outstanding	24,406,247	24,766,147
Net loss per share of common stock—basic and diluted	$(0.76)	$(1.02)

The following outstanding securities for the three months ended March 31, 2016 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended March 31,
	2016	2017
Stock options outstanding	1,904,533	3,482,479
Unvested restricted stock awards	629,018	373,138
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	4,102,360
Total	6,635,911	7,957,977

10. Stock-based Compensation

2013 Stock-Based Incentive Compensation Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Compensation Plan (as subsequently amended from time to time, the “2013 Plan”).  Pursuant to the 2013 Plan, the compensation committee of the Company’s board of directors is authorized to grant equity-based incentive awards to its directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of the Company’s common stock initially reserved for issuance under the 2013 Plan was 1,680,000 in the form of common stock, deferred stock, restricted stock, restricted stock units, stock options and stock appreciation rights.  Share increases of 2,000,000 and 2,600,000 to the number of shares originally reserved for issuance under the 2013 Plan were authorized by the Company’s stockholders in June 2014 and June 2016, respectively.  The amount, terms of grants and exercisability provisions are determined by the compensation committee, and in certain circumstances pursuant to delegated authority, the Company’s chief executive officer and chief financial officer, acting jointly. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the compensation committee.  All stock options vest over time as stipulated in the individual award agreements.  In September 2015, the compensation committee voted to amend the 2013 Plan to, among other things, allow for monthly vesting of stock options granted thereunder after the first annual vesting.

2017 Inducement Plan

In December 2016, the Company adopted its 2017 Inducement Plan (the “Inducement Plan”), which became effective in January 2017.  Pursuant to the Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its employees, including employees of its subsidiaries, who were not previously employees or non-employee directors of the Company or any of its subsidiaries (or who have had a bona fide period of non-employment with the Company and its subsidiaries) in compliance with Rule 5635(c)(4) of the Nasdaq Global Market. The number of shares of the Company’s common stock initially reserved for issuance under the Plan was 300,000, in the form of common stock, deferred stock, restricted stock, restricted stock units, stock options and stock appreciation rights.  The amount, terms of grants and exercisability provisions are determined by the compensation committee of the Company’s board of directors. The term of stock options issued under the Inducement Plan may be up to 10 years, and stock options are exercisable in cash or as otherwise determined by the compensation committee of the Company’s board of directors. All stock options vest over time as stipulated in the individual award agreements.

Employee Stock Purchase Plan

In January 2016, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the Company’s stockholders in June 2016.  A total of 750,000 shares of common stock were originally approved for future issuance under the Purchase Plan pursuant to purchase rights granted to the Company’s employees.  Under the Company’s Purchase Plan, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as established by the administrator. The Purchase Plan is administered by the compensation committee. Under the Purchase Plan, eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of a share of the Company’s common stock on the first day of an offering period or on the last day of the offering period. Eligible employees may contribute up to 10% of their eligible compensation. A participant may purchase a maximum of 1,500 shares of common stock per offering period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $1.15 using the Black-Scholes valuation model and recognized stock-based compensation expense of $35,000 during the three months ended March 31, 2017, related to the Purchase Plan.

Shares Available for Future Grant Under Equity Compensation Plans

As of March 31, 2017, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted under the 2013 Plan	(3,690,364)
Common stock options granted under the Inducement Plan	(160,000)
Restricted stock awards granted under the 2013 Plan	(1,543,660)
Common stock issued under the Purchase Plan	(52,833)
Stock options and awards forfeited	360,737
Remaining shares available for future grant	2,243,880

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three months ended March 31,
(in thousands)	2016	2017
General and administrative	1,130	1,356
Sales and marketing	80	159
Research and development	105	278
Total stock based compensation expense	1,315	1,793

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2016	2,952,572	$8.63
Granted	545,507	6.85
Exercised	—	—
Forfeited	(15,600)	5.92
Cancelled	—	—
Outstanding at March 31, 2017	3,482,479	$8.37	8.84
Vested or expected to vest at March 31, 2017	3,482,479	$8.37	8.84
Exercisable at March 31, 2017	749,271	$9.09	8.07

The intrinsic value of the 3,482,479 options outstanding as of March 31, 2017 was $50,000, based on a per share price of $5.10, the Company’s closing stock price on that date, and a weighted-average exercise price of $8.37 per share.

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees and directors with only service-based vesting conditions, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the requisite service period on a straight-line basis. The Company records the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.  Following the adoption of ASU 2016-09 the Company no longer estimates forfeitures in calculating its stock-based compensation expense and adjusts each period to reflect actual forfeitures.

The per-share weighted-average grant date fair value of the options granted to employees during the three months ended March 31, 2017 was estimated at $4.85 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2017
Risk-free interest rate	2.07%
Expected term of options (in years)	6.25
Expected volatility	80.86%
Dividend yield	—

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

•

Expected stock price volatility: The Company estimated the expected volatility based on its actual historical volatility of the Company’s stock price. The Company calculated the historical volatility by using daily closing prices over a period of the expected term of the associated award. A decrease in the expected volatility would have decreased the fair value of the underlying instrument.

Prior to the three months ended March 31, 2017,  the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award.  The impact of this change had an immaterial effect on the Company’s financial results for the three months ended March 31, 2017.

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

As of March 31, 2017, there was $12.4 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan, which will be recognized over the weighted-average remaining period of 3.01 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at March 31, 2017 and of changes in restricted stock awards outstanding under the 2013 Plan for the three months ended  March 31, 2017 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2016	543,577	$10.77
Granted	—	$—
Forfeited	—	$—
Vested restricted stock awards	(170,439)	$11.65
Unvested at March 31, 2017	373,138	$10.38

For stock awards that vest subject to the satisfaction of service requirements, stock-based compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period.  All of the restricted stock awards reflected above vest over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control.

As of March 31, 2017, there was $1.1 million of total unrecognized compensation expense, related to restricted stock under the 2013 Plan, which will be recognized over the weighted-average remaining period of 1.92 years.

11. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officers Robert S. Radie, Stanley J. Musial, and Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases before it, appointing the Egalet Investor

Group (consisting of Johseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  The allegations in the complaints center on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for oral abuse-deterrent labeling.   The Company disputes these allegations and intends to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

12. Acquisitions and License and Collaboration Agreements

Collaboration and License Agreement with Acura

In January 2015, the Company entered into the OXAYDO License Agreement with Acura to commercialize OXAYDO tablets containing Acura’s Aversion Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the U.S. in 5 mg and 7.5 mg strengths, but was not actively marketed at the time of the OXAYDO License Agreement. Under the terms of the OXAYDO License Agreement, Acura transferred the approved New Drug Application (“NDA”) for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide in all strengths.

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

Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Nasal Spray Purchase Agreement with Luitpold.  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million.  The Company concurrently purchased an additional $1.1 million of glassware, equipment and active pharmaceutical ingredient (“API”) from Luitpold and agreed to purchase an additional $340,000 of API after closing.

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

13. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2016, the Company recorded a tax benefit of $185,000.  For the three months ended March 31, 2017, the Company had no tax provision since it is now in a full valuation allowance for federal, foreign and state purposes.   The Company maintains a full valuation allowance against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.  The Company will continue to monitor and determine whether valuation allowances are appropriate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to:  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; the level of commercial success of our products and, if approved, our product candidates; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities and the outcome of the internalization of our previously external sales force; the success of competing products that are or become available; the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets; the rate and degree of market acceptance of our products and product candidates; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the performance of third parties, including contract research organizations, manufacturers and collaborators; our success with regard to any business development initiaitives; the success and timing of our preclinical studies and clinical trials; our ability to recruit or retain key scientific or management personnel or to retain our executive officers; regulatory developments in the U.S. and foreign countries; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; the success of competing products that are or become available; and our ability to integrate and grow any businesses or products that we may acquire.

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC, which are incorporated herein by reference, for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-deterrent opioid formulations to patients and physicians. We are currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”) and ARYMO™ ER (morphine sulfate) extended-release (“ER”) tablets (“ARYMO ER”).

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

OXAYDO is an immediate-release (“IR”) oral formulation of oxycodone indicated for the management of acute and chronic moderate to severe pain where the use of an opioid analgesic is appropriate. It was designed to discourage abuse via the route of snorting. We are targeting high-decile of pain medicine prescribers who have a history of prescribing SPRIX and healthcare providers who have a history of prescribing intramuscular injections of ketorolac with our sales force. In addition, we have sought to augment our commercial reach in other markets, including through our agreements for SPRIX Nasal Spray with Teva Pharmaceutical Industries Ltd. in the Middle East and with Septodont, Inc. (“Septodont”) focused on dentists in the U.S.

On January 9, 2017, the U.S. Food and Drug Administration (“FDA”) approved ARYMO ER, our first product developed using our proprietary Guardian™ Technology. ARYMO ER is an ER morphine product formulated with abuse-deterrent (“AD”) properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. On March 30, 2017, we began personal promotion of ARYMO ER to our target healthcare providers.

In conjunction with the ARYMO ER launch, we transitioned our salesforce, which was internalized in January 2017, into two separate teams. A team of 32 territory managers are focusing on educating approximately 4,500 healthcare providers about SPRIX Nasal Spray, and another team of 50 territory managers are promoting OXAYDO and ARYMO ER to approximately 6,000 healthcare providers. In addition, we have an account management team calling on commercial and government payers, and a trade team focused on channel partners.

To expand the commercial opportunity for OXAYDO, we submitted a prior approval supplement to support approval of 10 and 15 mg dosage strengths which was accepted on April 18, 2017.  In addition, in December 2016, we filed a supplemental new drug application (“sNDA”) for OXAYDO with the FDA to support an abuse-deterrent label claim for the intravenous route of abuse. The application was based on data that was presented at the PAINWeek conference in September 2016.

Beyond our commercial programs, we have a pipeline of products developed using our Guardian Technology. Egalet-002, an AD, ER, oral oxycodone formulation currently in Phase 3 studies, is in development for the same indication as ARYMO ER. We will be delaying indefinitely our previously-announced anticipated 2019 filing date for the Egalet-002 New Drug Application.  We are seeking partners for our earlier programs, Egalet-003, an AD stimulant, and Egalet-004, an AD, ER hydrocodone.

We are focusing our business development on augmenting our product portfolio through potential in-licenses and product acquisitions; enhancing the opportunities for our existing products through partnerships that access physicians and patients outside of our commercial focus in the United States or markets outside the United States; and developing partnerships to leverage our Guardian Technology by collaborating on our current product candidates or exploring new product opportunities.

Financial Operations

Our net losses for the three months ended March 31, 2016 and 2017 were $18.5 million and $25.4 million, respectively. We recognized revenues in the three months ended March 31, 2016 and 2017 of $2.7 million and $5.4 million, respectively.  As of March 31, 2017, we had an accumulated deficit of $251.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.  Additionally, we expect to continue to scale-up manufacturing capabilities, protect and expand our intellectual property portfolio, hire additional personnel and continue the development and clinical trials of, and seek regulatory approval for, our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 filed on March 13, 2017.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2017

(in thousands)	Three Months Ended
	March 31,
	2016	2017	Change
Revenues
Net product sales	$2,563	$5,427	$2,864
Collaboration revenues	100	—	(100)
Total revenue	2,663	5,427	2,764

Cost and Expenses
Cost of sales (excluding amortization of product rights)	882	1,325	443
Amortization of product rights	501	503	2
General and administrative	5,998	8,491	2,493
Sales and marketing	6,202	9,258	3,056
Research and development	6,119	6,520	401
Total costs and expenses	19,702	26,097	6,395
Loss from operations	(17,039)	(20,670)	(3,631)

Other (income) expense:
Change in fair value of derivative liability	(610)	(12)	598
Interest expense, net	2,309	4,534	2,225
Other (gain) loss	(3)	181	184
Gain on foreign currency exchange	(2)	—	2
	1,694	4,703	3,009
Loss before provision (benefit) for income taxes	(18,733)	(25,373)	(6,640)
Provision (benefit) for income taxes	(185)	—	185
Net loss	$(18,548)	$(25,373)	$(6,825)

Net Product Sales

Net product sales increased from $2.6 million for the three months ended March 31, 2016 to $5.4 million for the three months ended March 31, 2017.  Net product sales for the three months ended March 31, 2016 consisted of $2.2 million for SPRIX Nasal Spray and $417,000 for OXAYDO.  Net product sales for the three months ended March 31, 2017 consisted of $4.1 million for SPRIX Nasal Spray and $1.3 million for OXAYDO.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $882,000 for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017.

Cost of sales for SPRIX Nasal Spray for the three months ended March 31, 2016 of $773,000 reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition. Cost of sales for SPRIX Nasal Spray for the three months ended March 31, 2017 of $1.1 million reflected the average cost of inventory produced and dispensed to patients during the three months ended March 31, 2017 and included a write-down of SPRIX Nasal Spray inventory of $427,000.

Cost of sales for OXAYDO for the three months ended March 31, 2016 and 2017 were $100,000 and $160,000, respectively. Cost of sales for OXAYDO in both periods reflected the average costs of inventory dispensed to patients.

Amortization of Product Rights

Amortization of product rights increased from $501,000 for the three months ended March 31, 2016 to $503,000 for the three months ended March 31, 2017.  Amortization of product rights was comprised of $270,000 for the OXAYDO and $231,000 for the SPRIX Nasal Spray intangible assets in the three months ended March 31, 2016, and $269,000 for the OXAYDO and $234,000 for the SPRIX Nasal Spray intangible assets in the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 41.6% from $6.0 million for the three months ended March 31, 2016 to $8.5 million for the three months ended March 31, 2017.  The increase was attributable to increases in employee salary and benefit expenses of $544,000, increases in stock-based compensation expense of $218,000 and increases in professional and administrative fees of $634,000.  For the three months ended March 31, 2016 general and administrative expenses were lower due to a regulatory filing fee refund of $800,000.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.1 million or 49.3%, from $6.2 million for the three months ended March 31, 2016 to $9.3 million for the three months ended March 31, 2017. Approximately $1.1 million of the increase was attributable to the expansion of our commercial organization and costs associated with the internalization of our previously contracted sales organization in January 2017. There were also increases in sales and marketing launch preparation expenses related to ARYMO ER of $1.1 million and $923,000 related to recruiting, sales force training and other expenses.

Research and Development Expenses

Research and development expenses increased by $401,000, or 6.6% from $6.1 million for the three months ended March 31, 2016 to $6.5 million for the three months ended March 31, 2017.  This increase was driven primarily by increases in developments costs for Egalet-002 of $1.1 million and increases in employee salary and benefit expenses of $236,000.  These increases were partially offset by decreases in our development costs for ARYMO ER and OXAYDO of $415,000 and $236,000, respectively and decreases in other non-product related expenses of $428,000.

Change in fair value of derivative liability

The interest make whole provision of our 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”) is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the three months ended March 31, 2016 and 2017 we had a gain of $610,000 and $12,000, respectively, as a result of the change in the fair value of our derivative liability.  The change in fair value of the derivative liability is due primarily to changes in the value of our common stock during the three months ended March 31, 2016 and 2017.

Interest expense

Interest expense was $2.3 million for the three months ended March 31, 2016, and $4.5 million for the three months ended March 31, 2017.  The increase was driven primarily by the issuance of the 13% Notes (as defined below) in August 2016 and January 2017.  The interest expense of $4.6 million for the three months ended March 31, 2017 includes non-cash interest and amortization of debt discount totaling $1.8 million.

Gain on Foreign Currency Exchange

For the three months ended March 31, 2016, we recognized a gain on foreign currency exchange of $2,000.  For the three months ended March 31, 2017, there was no financial impact. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2016 when compared to 2017.

Provision (benefit) for Income Taxes

We had a benefit for income taxes of $185,000 and $0 for the three months ended March 31, 2016 and 2017, respectively.  The income tax benefit for the three months ended March 31, 2016 relates to a state tax benefit associated with the 5.50% Notes.  We had no tax provision for the three months ended March 31, 2017 since we are now in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $18.5 million and $25.4 million for the three months ended March 31, 2016 and 2017, respectively. Our operating activities used $18.8 million of cash and $20.6 million of cash during the three months ended March 31, 2016 and 2017, respectively.  At March 31, 2017, we had an accumulated deficit of $251.3 million, a working capital surplus of $86.7 million and cash, cash equivalents and marketable securities totaling $105.3 million.

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

Through December 31, 2015 we financed our operations with the $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million under our collaborative research and license agreement with Shionogi Limited.

In August 2016, we issued $40.0 million in aggregate principal amount of the 13% Senior Secured Notes and issued another $40.0 million in aggregate principal amount following FDA approval of ARYMO ER in January 2017 (the “13% Notes”).  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO (oxycodone HCI, USP) tablets for oral use only – CII, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the Notes on such Payment Date.

In March 2017, we initiated sales of shares under its July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 187,972 shares of common stock through March 31, 2017, resulting in net proceeds of $876,000 after deducting commissions of $27,000. As of May 4, 2017, an additional 217,699 shares were sold under the 2015 Sales Agreement subsequent to March 31, 2017 resulting in net proceeds of $1.0 million after deducting commissions of $32,000 which will be recognized during the second quarter of 2017.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our common stock, for an aggregate offering price of up to $30.0 million (includive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, if there are additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least June 30, 2018.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2017:

(in thousands)	Three Months Ended
	March 31,
	2016	2017
Net cash provided by (used in):
Operating activities	$(18,793)	$(20,606)
Investing activities	5,838	(36,009)
Financing activities	—	39,165
Effect of foreign currency translation on cash	457	82
Net decrease in cash	$(12,498)	$(17,368)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $18.8 million and consisted primarily of a net loss of $18.5 million and net cash outflows from changes in operating assets and liabilities of $4.1 million, which consisted of a decrease in deferred revenue of $1.8 million, an increase in other receivables of $1.1 million, a decrease in accounts payable of $695,000 and an increase in accounts receivable of $534,000.  These cash outflows were partially offset by non-cash interest and amortization of debt discount of $2.2 million and non-cash expense for stock-based compensation expense of $1.3 million.

Net cash used in operating activities for the three months ended March 31, 2017 was $20.6 million and consisted primarily of a net loss of $25.4 million.  The net loss was partially offset by $4.5 million net non-cash adjustments to reconcile net loss to net cash used in operations, which included stock-based compensation expense of $1.8 million, non-cash interest and amortization of debt discount of $1.4 million and depreciation and amortization expense of $1.3 million. Net cash outflows from changes in operating assets and liabilities of $276,000 consisted of an increase in accounts receivable of $4.3 million and a decrease in accrued expenses of $3.5 million, offset by an increase in accounts payable of $4.3 million and a decrease in deferred revenue of $2.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $5.8 million and consisted of $33.8 million from maturity of investments, $2.4 million from the sale of investments, partially offset by $26.7 million for the purchase of investments and $3.6 million for the purchase of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2017 was $36.0 million and consisted of $55.9 million used to purchase investments, offset by $20.0 million for the maturity of investments.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended March 31, 2016.

Net cash provided by financing activities was $39.2 million for the three months ended March 31, 2017 and consisted of $38.3 million in net proceeds from the issuance of the 13% Notes and Royalty Rights and $876,000, in net proceeds from the issuance of common stock pursuant to our “at-the-market” offering.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, research and development expenses, commercial infrastructure development, legal and other regulatory expense, business development opportunities and general overhead costs, including interest and principal repayments on our outstanding debt. We expect our cash expenditures to increase in the near term as we continue to grow our commercialization activities around SPRIX Nasal Spray, OXAYDO and ARYMO ER.

Because our approved products are in the early stages of commercialization that will require significant investment and our product candidates are in various stages of clinical and preclinical development, and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the commercialization and development of our products and product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders.  The indenture governing the 13% Notes contains covenants that restrict our ability to issue additional indebtedness.  Although our ability to issue additional indebtedness is significantly limited by such covenants, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.  We may also seek to raise additional financing through the issuance of debt which, if available and permitted pursuant to the documents governing the 13% Notes and our other existing indebtedness, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least June 30, 2018.  However, our future operating and capital requirements will depend on many factors, including:

•	the commercial success of our approved products;
•

the cost of our current commercialization activities, including marketing, sales and distribution costs, as well as commercialization activities for any future product candidates that are approved for sale;our ability to establish collaborations or product acquisitions on favorable terms, if at all;

•	the costs, timing and outcome of regulatory review;
•	the results of our clinical trials;
•	the scope, progress, results and costs of product development of our product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

Please see the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2017 for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following table represents our contractual obligations and commitments as of March 31, 2017:

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations(1)	$2,785	$671	$1,061	$1,053	$—
13% Notes (2)	125,367	10,544	35,793	60,711	18,319
5.50% Notes (3)	72,743	3,355	6,710	62,678	—
Manufacturing Agreement (4)	16,410	2,010	7,200	7,200	—
Total	$217,305	$16,580	$50,764	$131,642	$18,319

(1)	Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space.
(2)

On August 31, 2016, we completed the initial closing (the “Initial Closing”) of our offering of up to $80.0 million aggregate principal amount of our 13% Notes.  We issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing, and issued an additional $40.0 million aggregate principal amount of the 13% Notes upon FDA approval of ARYMO™ ER.  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on each Payment Date, which occurs on March 20 and September 20 of each year which commenced on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.

In connection with the Intial Offering in August 2016, we entered into royalty rights agreements with each of the 13% Notes Purchasers pursuant to which we sold to such Purchasers the right to receive, in the aggregate, a payment equal to 1.5% of the aggregate net sales of OXAYDO and SPRIX Nasal Spray from the Initial Closing through December 31, 2019, inclusive (the “Royalty Rights”).  Following the approval of ARYMO ER in January 2017, the Royalty Rights will continue through December 31, 2020 and we also entered into separate Royalty Rights agreements with each of the Purchasers pursuant to which we sold to such Purchasers the right to receive 1.5% of the aggregate net sales of ARYMO ER payable from the date of first sale of ARYMO ER through December 31, 2020, inclusive.  The above table does not include any potential payments related to the Royalty Rights.

(3)

On April 1, 2015, we issued, through a private placement, $60.0 million in aggregate principal amount of the 5.50% Notes. On May 6, 2015, we issued an additional $1.0 million in principal amount pursuant to the initial purchasers’ exercise of their 30-day over-allotment for aggregate gross proceeds of $61.0 million.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2015.

(4)

On February 28, 2017, we entered into a Drug Product Manufacturing Services Agreement (the “Manufacturing Agreement”) with Halo Pharmaceutical, Inc. (“Halo”) pursuant to which we engaged Halo to provide certain services related to the manufacture and supply of ARYMO ER tablets for our commercial use in the United States.  We are obligated to purchase all of our requirements for ARYMO ER from Halo through 2019, and seventy-five percent of our requirements thereafter, subject to certain limited exceptions.  We will purchase ARYMO ER pursuant to binding purchase orders at a fixed price based on dosage strength, with specified percentage rebates for annual volumes of product ordered over a specified amount.   In addition, we have agreed to purchase certain minimum amounts of manufacturing and additional services per calendar quarter from Halo over the term of the Agreement (the “Quarterly Minimum”).  If we fail to meet the Quarterly Minimum, we will be required to pay to Halo the resulting shortfall.

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

Purchase Commitments

Other than described above with respect to the purchase of ARYMO ER, we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief financial officer, chief operating officer, chief commercial officer, chief medical officer, general counsel and senior vice president of research and development, that provide for, among other things, salary, bonus and severance payments.

Legal Proceedings

Please refer to Note 11 - “Commitments and Contingencies—Legal Proceedings” in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and March 31, 2017, we had cash and cash equivalents and marketable securities of $86.8 million and $105.3 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017 , we implemented a new enterprise resource planning (“ERP”) system. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting.

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting during the first quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no changes to these risk factors during the three months ended March 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 31, 2016, we completed the initial closing (the “Initial Closing”) of our offering (the “Offering”) of up to $40.0 million aggregate principal amount of our 13% senior secured notes (the “13% Notes”) and entered into an indenture governing the Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued an additional $40.0 million aggregate principal amount of the 13% Notes following FDA approval of ARYMO ER in January 2017 (the “Second Closing”).  The 13% Notes were sold directly only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof relative to transactions by an issuer not involving any public offering. Morgan Stanley & Co., LLC was the placement agent in connection with the sales of the 13% Notes. We received net proceeds from the Initial Closing and Second Closing of approximately $37.2 million and $38.3 million, after deducting the offering expenses payable by us.

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

10.1	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on January 18, 2017).

10.2*	Drug Product Manufacturing Services Agreement dated as of February 28, 2017 by and among Halo Pharmaceutical, Inc., and Egalet Corporation, Egalet, Ltd, and Egalet US Inc. (filed herewith).

10.3

Egalet Corporation 2017 Inducement Plan (incorporated by reference to Exhibit 10.29 to Egalet Corporation’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 13, 2017).

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

Date: May 10, 2017

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

10.1	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8 K filed with the Securities and Exchange Commission on January 18, 2017).

10.2*	Drug Product Manufacturing Services Agreement dated as of February 28, 2017 by and among Halo Pharmaceutical, Inc., and Egalet Corporation, Egalet, Ltd, and Egalet US Inc. (filed herewith).

10.3

Egalet Corporation 2017 Inducement Plan (incorporated by reference to Exhibit 10.29 to Egalet Corporation’s Annual Report on Form 10 K filed with the Securities and Exchange Commission on March 13, 2017).

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