Form 10-Q
period 2017-06-30
Egalet Corp
filed 2017-08-09
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Common Stock, $0.001 par value                                 Shares outstanding as of August 9, 2017: 43,048,365

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of June 30, 2017.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	June 30, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,355	$29,868
Marketable securities, available for sale	42,471	57,627
Accounts receivable	1,108	5,107
Inventory	1,700	1,949
Prepaid expenses and other current assets	2,537	1,367
Other receivables	1,001	1,190
Total current assets	93,172	97,108
Intangible assets, net	8,350	7,520
Restricted cash	-	400
Property and equipment, net	12,709	11,318
Deposits and other assets	627	1,677
Total assets	$114,858	$118,023
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,392	3,183
Accrued expenses	18,147	21,280
Deferred revenue	3,975	6,188
Debt - current	381	624
Total current liabilities	24,895	31,275
Debt - non-current portion, net	83,711	124,680
Deferred income tax liability	23	24
Derivative liability	12	-
Other liabilities	891	814
Total liabilities	109,532	156,793

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2016 and June 30, 2017; 25,189,125 and 26,335,983 shares issued and outstanding at December 31, 2016 and June 30, 2017, respectively	25	26
Additional paid-in capital	230,379	238,315
Accumulated other comprehensive income	100	683
Accumulated deficit	(225,178)	(277,794)
Total stockholders' equity (deficit)	5,326	(38,770)
Total liabilities and stockholders’ equity	$114,858	$118,023

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenues
Net product sales	$3,450	$6,255	$6,013	$11,682
Collaboration revenues	—	—	100	—
Total revenue	3,450	6,255	6,113	11,682

Cost and Expenses
Cost of sales (excluding amortization of product rights)	784	1,072	1,666	2,397
Amortization of product rights	503	522	1,004	1,025
General and administrative	8,854	12,471	14,852	20,962
Sales and marketing	6,280	9,340	12,482	18,598
Research and development	8,697	4,594	14,816	11,114
Total costs and expenses	25,118	27,999	44,820	54,096
Loss from operations	(21,668)	(21,744)	(38,707)	(42,414)

Other (income) expense:
Change in fair value of derivative liability	(43)	—	(653)	(12)
Interest expense, net	2,315	4,749	4,624	9,283
Other loss (gain)	69	(14)	66	167
Loss on foreign currency exchange	5	—	3	—
	2,346	4,735	4,040	9,438
Loss before provision (benefit) for income taxes	(24,014)	(26,479)	(42,747)	(51,852)
Provision (benefit) for income taxes	(237)	—	(422)	—
Net loss	$(23,777)	$(26,479)	$(42,325)	$(51,852)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.97)	$(1.04)	$(1.73)	$(2.06)
Weighted-average shares outstanding, basic and diluted	24,468,747	25,542,733	24,437,497	25,154,440

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net loss	$(23,777)	$(26,479)	$(42,325)	$(51,852)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	7	(2)	165	(37)
Foreign currency translation adjustments	(216)	491	371	620
Comprehensive loss	$(23,986)	$(25,990)	$(41,789)	$(51,269)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2017
Operating activities:
Net loss	$(42,325)	$(51,852)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,705	2,568
Change in fair value of derivative liability	(653)	(12)
Stock-based compensation expense	2,868	3,362
Noncash interest and amortization of debt discount	2,593	3,055
Amortization of premium on marketable securities	451	56
Deferred income taxes	(422)	—
Changes in assets and liabilities:
Related party receivable	59	—
Accounts receivable	(525)	(3,999)
Inventory	95	(249)
Prepaid expenses and other current assets	153	1,171
Other receivables	(13)	(121)
Deposits and other assets	557	(1,044)
Accounts payable	(46)	790
Accrued expenses	1,397	3,084
Deferred revenue	(2,947)	2,209
Other current liabilities	195	3
Other liabilities	902	(90)
Net cash used in operating activities	(35,956)	(41,069)
Investing activities:
Payments for purchase of property and equipment	(6,262)	(117)
Increase in restricted cash	—	(400)
Purchases of investments	(41,094)	(55,945)
Sales of investments	5,400	3,400
Maturity of investments	65,802	37,297
Net cash (used in) provided by investing activities	23,846	(15,765)
Financing activities:
Net proceeds from issuance of common stock	155	3,809
Net proceeds from debt and royalty rights	—	38,304
Royalty payments in connection with the 13% Notes	—	(146)
Net cash provided by financing activities	155	41,967
Effect of foreign currency translation on cash and cash equivalents	311	380
Net decrease in cash and cash equivalents	(11,644)	(14,487)
Cash at beginning of period	46,665	44,355
Cash at end of period	$35,021	$29,868

Supplemental disclosures of cash flow information:
Cash interest payments	$2,412	$5,462

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization and Business Overview

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-deterrent (“AD”) formulations to patients and healthcare providers. The Company is currently marketing ARYMO® ER (morphine sulfate) extended-release (“ER”) tablets, for oral use CII (“ARYMO ER”), SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).

ARYMO ER is an ER morphine product formulated with AD properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. ARYMO ER is the Company’s first product developed using its proprietary Guardian™ Technology. SPRIX Nasal Spray is a nonsteroidal anti-inflammatory drug indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.  OXAYDO is an immediate release (“IR”) oxycodone product designed to discourage abuse via snorting, indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

The Company also has a pipeline of products in development using Guardian Technology. The Company plans to continue to grow through the revenues of its three commercial products, business development opportunities and leveraging its proprietary Guardian Technology.

Liquidity

The Company has incurred recurring operating losses since inception. As of June 30, 2017, the Company had an accumulated deficit of $277.8 million and will require substantial additional capital to fund its commercialization strategies for ARYMO ER, SPRIX Nasal Spray and OXAYDO and its research and development of its proprietary product candidates. The Company reasonably expects that its cash and cash equivalents and marketable securities at June 30, 2017, together with the net cash proceeds from the public offering on July 6, 2017 and its corporate restructuring initiative (See Note 14 – Subsequent Events) will enable it to fund future cash requirements for at least the next 12 months from the date of the issuance of these unaudited consolidated financial statements. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful commercialization of its approved products and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurance, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

The accompanying consolidated financial information at June 30, 2017 and for the three and six months ended June 30, 2016 and 2017 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2017 the consolidated results of its operations and comprehensive loss for the three and six months ended June 30, 2016 and 2017, and consolidated cash flows for the six months ended June 30, 2016 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 filed on March 13, 2017 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 became effective for the Company in the first quarter of 2017 and was applied using a modified retrospective transition approach.  Under ASU 2016-09, the Company has elected to no longer estimate forfeiture rates as part of its stock-based compensation expense and will true up forfeitures as they occur.  As a result of the adoption of ASU 2016-09, the Company recorded a cumulative adjustment of $763,000, which increased its accumulated deficit as of January 1, 2017.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 was effective for fiscal years beginning after December 15, 2016 and early adoption was permitted. The adoption of the update did not have a material effect on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 was effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017.  The adoption of this update did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires an entity to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require an entity to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers:  Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers:  Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition (collectively “ASC 606”). These standards will be effective for the Company beginning in the first quarter of 2018. Early adoption is permitted.

As of June 30, 2017, the Company has not elected early adoption of ASC 606 and has not decided on an adoption method. The Company has formed a task force that is in the process of analyzing the Company’s customer contracts and the potential impacts the standard may have on previously reported revenues and future revenues. Under ASC 606, the Company expects to recognize net product sales at the time it ships its products to its customers (primarily wholesalers and specialty pharmacies), rather than the current policy of recognizing net product sales when prescriptions are dispensed to patients.  As a result, the Company expects to recognize the majority of net product sales under such contracts earlier under ASC 606 than it would have recognized under current guidance. However, the Company is still evaluating the materiality of the impact on the consolidated financial statements and related disclosures.

3. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$42,481	$4	$(14)	$42,471
Total	$42,481	$4	$(14)	$42,471

Marketable securities consisted of the following as of June 30, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$57,672	$1	$(46)	$57,627
Total	$57,672	$1	$(46)	$57,627

The fair value of marketable securities as of June 30, 2017 with a maturity of less than one year is $43.9 million.  The fair value of marketable securities with a maturity of greater than one year is $13.7 million.

At June 30, 2017, the Company held 13 marketable securities that were in a continuous loss position for less than one year.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at June 30, 2017.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2016 and June 30, 2017:

	December 31,	June 30,
(in thousands)	2016	2017
Raw materials	$779	$790
Work in process	—	636
Finished goods	820	396
Deferred cost of sales	101	127
Total	$1,700	$1,949

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,520	$(2,124)	$5,396	5.00
SPRIX Nasal Spray product rights	4,620	(1,827)	2,793	3.00
IP R&D	161	—	161	Indefinite
Total	$12,301	$(3,951)	$8,350

The following represents the balance of the intangible assets at June 30, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,623	$(2,698)	$4,925	4.50
SPRIX Nasal Spray product rights	4,832	(2,394)	2,438	2.50
IP R&D	174	(17)	157	4.50
Total	$12,629	$(5,109)	$7,520

There was no impairment to intangible assets in the three and six months ended June 30, 2017.

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

During the three and six months ended June 30, 2016, the Company recognized amortization expense of $272,000, and $542,000, respectively, related to the OXAYDO product rights intangible asset.  During the three and six months ended June 30, 2017, the Company recognized amortization expense of $270,000, and $539,000, respectively, related to the OXAYDO product rights intangible asset.

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

During the three and six months ended June 30, 2016, the Company recognized amortization expense of $231,000 and $462,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.  During the three and six months ended June 30, 2017, the Company recognized amortization expense of $235,000 and $469,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications, the Guardian Technology. Through December 31, 2016, the IP R&D was considered an indefinite-lived intangible asset and was assessed for impairment annually or more frequently if impairment indicators existed.  Following the approval of ARYMO ER in January 2017, the Company began to amortize the intangible asset over a useful life of 5 years.

 During the three and six months ended June 30, 2017, the Company recognized amortization expense of $17,000 related to the IP R&D intangible asset.

6. Long-Term Debt

Hercules Loan and Security Agreement

In January 2015, the Company entered into the Loan and Security Agreement, which was subsequently amended in December 2015 (as amended, the “Loan Agreement”), with Hercules Technology Growth Capital, Inc. (now known as Hercules Capital, Inc.) (“Hercules”) and certain other lenders, pursuant to which the Company borrowed $15.0 million under a term loan.  The term loan bore an interest rate per annum equal to the greater of either (i) 9.40% plus the prime rate as reported in The Wall Street Journal minus 3.25% or (ii) 9.40%.  Under the Loan Agreement, the Company made interest only payments through July 1, 2016, and was scheduled to repay the principal balance of the loan in 30 equal monthly payments of principal and interest through the scheduled maturity date of July 1, 2018.   In connection with the Loan Agreement, the Company granted a security interest in substantially all of its assets, excluding intellectual property and certain new drug applications and related approvals, as collateral for the obligations under the Loan Agreement.

On August 31, 2016, the Company repaid all outstanding obligations under the Loan Agreement with the proceeds of the 13% Notes (as defined below).

5.50% Convertible Senior Notes Due 2020 (the “5.50% Notes”)

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced on October 1, 2015.

The 5.50% Notes are general, unsecured and unsubordinated obligations and rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the 5.50% Notes.  The 5.50% Notes rank equal in right of payment to the Company’s existing and future indebtedness and other liabilities that are not so subordinated.  The 5.50% Notes are effectively subordinated to any of the Company’s future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries, including trade payables. The 5.50% Notes rank equal in right of the payment to the 13% Notes (as defined below).

The Company may not redeem the 5.50% Notes prior to maturity. The 5.50% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an initial conversion rate of 67.2518 shares per $1,000 principal amount of the 5.50% Notes (equivalent to an initial conversion price of approximately $14.87 per share of Common Stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.   The Company will satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election.

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

The conversion criteria for the 5.50% Notes have not been met at June 30, 2017.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the 5.50% notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s balance sheet at December 31, 2016 and June 30, 2017:

	December 31, 2016	June 30, 2017
(in thousands)
Gross proceeds	$61,000	$61,000
Unamortized debt discount	(15,091)	(12,769)
Carrying value	$45,909	$48,231

On September 28, 2016, in connection with the issuance of the 13% Notes (as defined below), the Company and its subsidiaries entered into Supplemental Indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the indenture guaranteeing the 5.50% Notes.

13% Senior Secured Notes (the “13% Notes”)

In August 2016, the Company completed the initial closing (the “Initial Closing”) of its offering (the “Offering”) of up to $80.0 million aggregate principal amount of its 13% Notes and entered into an indenture (the “Indenture”) governing the 13% Notes with the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”).

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

Prior to the Second Closing, interest on the 13% Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, the Company was required to also pay an installment of principal of the 13% Notes pursuant to a straight-line fixed amortization schedule. Following the Second Closing in January 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, the Company will pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER and, if approved, Egalet-002 for the two consecutive fiscal quarterly period most recently ended, less the amount of interest payable on the 13% Notes on such Payment Date.

The 13% Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding 5.50% Notes due 2020), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 13% Notes collateral and will be junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property (“IP”), from time to time in accordance with the Indenture. Following the Second Closing, the stated maturity date of the 13% Notes became September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the Indenture), holders of the 13% Notes may require the Company to repurchase for cash all or part of their 13% Notes at a repurchase price equal to 101.00% of the principal amount of the 13% Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company may redeem the 13% Notes at its option, in whole or in part from time to time, prior to August 31, 2018, at a redemption price equal to 100.00% of the principal amount of the 13% Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date, plus a make-whole premium computed using a discount rate equal to the treasury rate in respect of such redemption date plus 100 basis points. The Company may redeem the 13% Notes at its option, in whole or in part from time to time, on or after August 31, 2018 at a redemption price equal to: (i) from and including August 31, 2018 to and including August 30, 2019, 109.00% of the principal amount of the 13% Notes to be redeemed, (ii) from and including August 31, 2019 to and including August 30, 2020, 104.50% of the principal amount of the 13% Notes to be redeemed, and (iii) from and including August 31, 2020 and thereafter, 100.00% of the principal amount of the 13% Notes to be redeemed, in each case, plus accrued and unpaid interest to the redemption date. In addition, prior to August 31, 2018, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 13% Notes with the proceeds of one or more public or private equity offerings at a redemption price equal to 113.50% of the aggregate principal amount of the 13% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption in accordance with the Indenture; provided that at least 65% of the aggregate principal amount of 13% Notes issued under the Indenture remains outstanding immediately after each such redemption and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.  No sinking fund is provided for the 13% Notes, which means that the Company is not required to periodically redeem or retire the 13% Notes.

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

 In connection with the Initial Offering in August 2016, the Company entered into royalty rights agreements with each of the 13% Notes Purchasers pursuant to which the Company sold to such Purchasers the right to receive, in the aggregate, a payment equal to 1.5% of the aggregate net sales of OXAYDO and SPRIX Nasal Spray from the Initial Closing through December 31, 2019, inclusive (the “Royalty Rights”).  Following the approval of ARYMO ER in January 2017, the Royalty Rights will continue through December 31, 2020 and include royalties of ARYMO ER as described below.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.9 million as of June 30, 2017, which are classified within current and non-current debt in the consolidated balance sheet.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 15.2% as of June 30, 2017 based on its best estimate of future cash outflows.

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

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2016 and June 30, 2017:

	December 31, 2016	June 30, 2017
(in thousands)
Gross proceeds	$40,000	$80,000
Unamortized debt discount	(5,187)	(7,837)
Carrying value	$34,813	$72,163

Current and non-current debt on the Company’s consolidated balance sheets at December 31, 2016 and June 30, 2017 includes the carrying value of the 5.50% Notes and the 13% Notes, as well as $3.3 million and  $4.9 million, respectively, for the Royalty Rights issued in connection with the 13% Notes.

7. Stockholders’ Equity

On July 2, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could, at its discretion, from time to time, sell shares of its Common Stock, for an aggregate offering price of up to $30.0 million. The Company provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be, made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the 2015 Sales Agreement in March 2017 and sold an aggregate of 1,126,528 shares of Common Stock through June 30, 2017, resulting in net proceeds of $3.7 million after deducting commissions of $114,000. The Company has not sold any additional shares under the Sales Agreement during the period subsequent to June 30, 2017.

8. Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2016

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$27,635	$—	$—	$27,635
Marketable securities, available-for-sale	—	42,471	—	42,471
Total assets	$27,635	$42,471	$—	$70,106

Liabilities
Interest make-whole derivative	$—	$—	$12	$12
Total liabilities	$—	$—	$12	$12

(in thousands)	Fair Value Measurements as of June 30, 2017

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$13,857	$—	$—	$13,857
Marketable securities, available-for-sale	—	57,627	—	57,627
Total assets	$13,857	$57,627	$—	$71,484

Liabilities
Interest make-whole derivative	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The following tables set forth a summary of changes in the fair value at June 30, 2017:

(in thousands)			Fair Value
	December 31,		Change in	June 30, 2017
	2016	Additions	2017
Interest make-whole derivative	12	$—	$(12)	$—
Total liabilities	$12	$—	$(12)	$—

As of June 30, 2017, the fair value of the 5.50% Notes was estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at June 30, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due April 1, 2020	$38,406	$48,231	$61,000

The fair value of the Company’s 13% Notes approximates its carrying value of $72.2 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Basic and diluted net loss per common share calculation:
Net loss	$(23,777)	$(26,479)	$(42,325)	$(51,852)
Weighted average common stock outstanding	24,468,747	25,542,733	24,437,497	25,154,440
Net loss per share of common stock—basic and diluted	$(0.97)	$(1.04)	$(1.73)	$(2.06)

The following outstanding securities for the three and six months ended June 30, 2016 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three and six months ended June 30,
	2016	2017
Stock options outstanding	2,124,947	4,788,917
Unvested restricted stock awards	550,130	72,448
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	4,102,360
Total	6,777,437	8,963,725

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

2017 Inducement Plan

In December 2016, the Company adopted its 2017 Inducement Plan (the “Inducement Plan”), which became effective in January 2017.  Pursuant to the Inducement Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its employees, including employees of its subsidiaries, who were not previously employees or non-employee directors of the Company or any of its subsidiaries (or who have had a bona fide period of non-employment with the Company and its subsidiaries) in compliance with Rule 5635(c)(4) of the Nasdaq Global Market. The number of shares of the Company’s Common Stock initially reserved for issuance under the Plan was 300,000, in the form of Common Stock, deferred stock, restricted stock, restricted stock units, stock options and stock appreciation rights.  The amount, terms of grants and exercisability provisions are determined by the compensation committee of the Company’s board of directors. The term of stock options issued under the Inducement Plan may be up to 10 years, and stock options are exercisable in cash or as otherwise determined by the compensation committee of the Company’s board of directors. All stock options vest over time as stipulated in the individual award agreements.

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

At the end of each offering period, shares of the Company’s Common Stock may be purchased at 85% of the lower of the fair market value of the Company’s Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the pricing date) represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $1.15 using the Black-Scholes valuation model and recognized stock-based compensation expense of $35,000 and $70,000, respectively, during the three and six months ended June 30, 2017 related to the Purchase Plan.

Shares Available for Future Grant Under Equity Compensation Plans

As of June 30, 2017, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted under the 2013 Plan	(5,029,938)
Common stock options granted under the Inducement Plan	(212,500)
Restricted stock awards granted under the 2013 Plan	(1,543,660)
Common stock issued under the Purchase Plan	(52,833)
Stock options and awards forfeited	443,873
Remaining shares available for future grant	934,942

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
General and administrative	1,263	1,265	2,390	2,621
Sales and marketing	52	144	135	303
Research and development	239	159	343	438
Total stock based compensation expense	1,554	1,568	2,868	3,362

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2016	2,952,572	$8.63
Granted	1,937,581	3.82
Exercised	—	—
Forfeited	(101,236)	7.97
Cancelled	—	—
Outstanding at June 30, 2017	4,788,917	$6.70	8.93
Vested or expected to vest at June 30, 2017	4,788,917	$6.70	8.93
Exercisable at June 30, 2017	1,007,605	$8.67	7.79

The intrinsic value of the 4,788,917 options outstanding as of June 30, 2017 was $7,000, based on a per share price of $2.37, the Company’s closing stock price on that date, and a weighted-average exercise price of $6.70 per share.

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees and directors with only service-based vesting conditions, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes it as expense over the requisite service period on a straight-line basis. The Company records the expense of equity compensation for non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.  Following the adoption of ASU 2016-09, the Company no longer estimates forfeitures in calculating its stock-based compensation expense and adjusts each period to reflect actual forfeitures.

During the second quarter of 2017, the Company granted 630,000 options which contain a combination of service and market conditions.  The Company estimates the fair value of our awards with market conditions using the binomial model to determine the probability of satisfying the market condition. This estimate is based on the conditions that exist at the grant date. The derived service period, which may be the requisite service period, is also determined at this time. Compensation cost for the awards with a market condition is recognized ratably using the accelerated attribution method if the award is subject to graded vesting over the requisite service period. The compensation cost for the awards with a market condition is not reversed if the market condition is not satisfied.

The per-share weighted-average grant date fair value of the options granted to employees during the six months ended June 30, 2017 was estimated at $2.69 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2017
Risk-free interest rate	1.92%
Expected term of options (in years)	6.14
Expected volatility	80.57%
Dividend yield	—

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

Prior to January 1, 2017,  the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award.  The impact of this change had an immaterial effect on the Company’s financial results for the three and six months ended June 30, 2017.

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

As of June 30, 2017, there was $13.3 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan, which will be recognized over the weighted-average remaining period of 2.91 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at June 30, 2017 and of changes in restricted stock awards outstanding under the 2013 Plan for the six months ended June 30, 2017 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2016	543,577	$10.77
Granted	—	$—
Forfeited	(10,000)	$4.75
Vested restricted stock awards	(461,129)	$11.19
Unvested at June 30, 2017	72,448	$8.92

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

As of June 30, 2017, there was $646,000 of total unrecognized compensation expense, related to restricted stock under the 2013 Plan, which will be recognized over the weighted-average remaining period of 1.87 years.

11. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officers Robert S. Radie, Stanley J. Musial, and Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same defendants and also asserts claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs bring their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of the Company between November 4, 2015  and January 9, 2017 inclusive.   The consolidated amended complaint bases its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.   The Company disputes these allegations and intends to defend these actions vigorously.  The defendants’ motion to dismiss the consolidated amended complaint is due on September 1, 2017, the plaintiffs opposition to the motion to dismiss is due on October 31, 2017, and the defendants’ reply in support of the motion to dismiss is due on November 30, 2017.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Nasal Spray Purchase Agreement with Luitpold (the “SPRIX Purchase Agreement”).  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX Nasal Spray for a purchase price of $7.0 million.  The Company concurrently purchased an additional $1.1 million of glassware, equipment and active pharmaceutical ingredient (“API”) from Luitpold and agreed to purchase an additional $340,000 of API after closing.

Under the SPRIX Purchase Agreement the Company was assigned the license for SPRIX Nasal Spray from Recordati. S.p.A.  Under the agreement with Recordati S.p.A., the Company is obligated to use best commercial efforts to market and sell SPRIX Nasal Spray and pay a fixed, single-digit royalty to Recordati S.p.A.

The Company accounted for the arrangement as a business combination.

13. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2016, the Company recorded a tax benefit of $237,000 and $422,000, respectively.  For the three and six months ended June 30, 2017, the Company had no tax provision since it is now in a full valuation allowance for federal, foreign and state purposes.   The Company maintains a full valuation allowance against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.  The Company will continue to monitor and determine whether valuation allowances are appropriate.

14. Subsequent Events

Equity offering

On July 6, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (the “Underwriter”), relating to an underwritten public offering of 16,666,667 shares of the Company’s Common Stock and accompanying warrants to purchase 16,666,667 shares of Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant. Each warrant has an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of Common Stock and warrants were issued separately.

Under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to 2,500,000 additional shares of Common Stock and additional warrants to purchase up to 2,500,000 shares of Common Stock, which was not exercised. The net proceeds to the Company from the offering were $28.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $1.4 million. All of the securities in the offering were sold by the Company.

Warrants

The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance. There is no established trading market for the warrants and the Company does not expect a market to develop.  In addition, the Company does not intend to apply for the listing of the warrants on any national securities exchange or other trading market.

The Company has engaged Broadridge Corporate Issuer Solutions, Inc. (the “Warrant Agent”) to act as the Company’s agent in connection with the issuance, registration, transfer, exchange, exercise and replacement of the warrants and the delivery of the shares of Common Stock upon exercise of the warrants.

Pursuant to the terms of the warrant, a holder of a warrant will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company.

If, at the time a holder exercises its warrant, there is no effective registration statement registering, or the prospectus contained therein is not available for an issuance of, the shares of Common Stock underlying the warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the warrant.  In the event of a cashless exercise, if the Company fails to timely deliver the shares underlying the warrants, it will be subject to certain buy-in provisions and liquidated damages.

In the event of a “fundamental transaction” as defined in the warrant agreement and generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of Common Stock, the holder will have the right to have the warrants and all obligations and rights thereunder assumed by the successor or acquiring corporation.  In the event of certain fundamental transactions, the Company or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants.

The warrants also contain a price protection feature, to the extent such warrants have not been exercised previously, to adjust the exercise price if shares of Common Stock are sold or issued in the future for a consideration per share less than the exercise price per share then in effect, based on the number of shares then outstanding and the number of shares being issued in such offering.  In addition, during the term of the warrant, the Company is prohibited from effecting or entering into any issuance of Common Stock or Common Stock Equivalents (as defined in the warrant agreement) involving a Variable Rate Transaction (as defined in the warrant agreement).

Subject to applicable laws and the restrictions on transfer set forth in the warrant, the warrant may be transferred at the option of the holder upon surrender of the warrant to the Company together with the appropriate instruments of transfer.

Corporate restructuring

In August 2017, the Company announced a corporate restructuring initiative in order to streamline operations and achieve operating efficiencies.  The intitiative includes a reduction-in-force and the elimination of certain other expenditures and other non-recurring costs.  The company expects to incur a one time charge in the third quarter of 2017 of $2.4 million for severance and related expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to:  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; our current inability to issue additional equity securities due to the limited number of authorized shares available for issuance under our certificate of incorporation; the level of commercial success of our products and, if approved, our product candidates; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities and the outcome of the internalization of our previously external sales force; the success of competing products that are or become available; the accuracy of our estimates of the size and characteristics of the potential markets for our product candidates and our ability to serve those markets; the rate and degree of market acceptance of our products and product candidates; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the performance of third parties, including contract research organizations, manufacturers and collaborators; our success with regard to any business development initiatives; the success and timing of our preclinical studies and clinical trials; our ability to recruit or retain key scientific or management personnel or to retain our executive officers, including as a result of most of our outstanding employee stock options being underwater; regulatory developments in the U.S. and foreign countries; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; our ability to integrate and grow any businesses or products that we may acquire; our stock price and ability to meet the continued listing requirements of the NASDAQ Global Market; the impact of the anti-dilution features in our warrant agreements on our ability to raise additional capital; and changes in tax laws or our effective tax rate.

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC, which are incorporated herein by reference, as well as the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-deterrent (“AD”) opioid formulations to patients and physicians. We are currently marketing ARYMO®  ER (morphine sulfate) extended-release (“ER”) tablets, for oral use CII (“ARYMO ER”), SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), and OXAYDO®  (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).

ARYMO ER, an ER morphine product formulated with abuse-deterrent properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, is our first product developed using our proprietary Guardian™ Technology. We acquired, and became obligated to pay royalty payments under a preexisting license of, SPRIX Nasal Spray, the first and only approved nasal spray formulation of a nonsteroidal anti-inflammatory drug (“NSAID”), used for short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.  We also licensed OXAYDO, an immediate-release (“IR”) oral formulation of oxycodone designed to discourage intranasal abuse, which is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

In June 2017, we secured a contract with one of the largest payers in the United States (“U.S.”) that will provide coverage of ARYMO ER to more than 24 million of its member lives. We believe that this contract will enable us to  remove barriers to access to ARYMO ER for the applicable healthcare providers and the patients they treat.

Also in June 2017, we entered into a two-year agreement with Ascend Therapeutics ("Ascend") to co-promote SPRIX Nasal Spray to more than 9,000 women's healthcare practitioners. The agreement, set to begin in the third quarter 2017, will enable us to avail ourselves of the 37-person Ascend sales team to promote SPRIX Nasal Spray to healthcare practitioners in women's health.

Our supplemental new drug application (“sNDA”) for OXAYDO to support an abuse-deterrent label claim for the intravenous route of abuse has been accepted by the Food and Drug Administration (“FDA”) and had a goal date of March 30, 2017.  The FDA is still reviewing the file and an action is pending.  The sNDA includes data from a battery of Category 1 in vitro abuse-deterrent studies that was presented at the PAINWeek conference in September 2016. On June 20, 2017, we received a complete response letter (“CRL”) from the FDA regarding a prior approval supplement (“PAS”) for OXAYDO® 10 mg and 15 mg dosage strengths. The FDA has requested more information regarding the effect of food on OXAYDO 15 mg and the intranasal abuse-deterrent properties of OXAYDO 10 mg and 15 mg. We intend to work with the FDA to determine the path forward.

Beyond our commercial programs, we have a pipeline of products developed using our Guardian Technology. Egalet-002, an AD, ER, oral oxycodone formulation, is currently in Phase 3 studies and in development for the same indication as ARYMO ER. We have determined to delay indefinitely our previously-announced anticipated 2019 filing date for the Egalet-002 New Drug Application.  We also have Egalet-003, an AD stimulant, and Egalet-004, an AD, ER hydrocodone, which were developed using our Guardian Technology. We are seeking partners for all of our product candidates.

We continue to focus our business development on augmenting our product portfolio through potential in-licenses and product acquisitions; enhancing the opportunities for our existing products through partnerships that access physicians and patients outside of our commercial focus in the U.S. or markets outside the U.S.; and developing partnerships to leverage our Guardian Technology by collaborating on our current product candidates or exploring new product opportunities.

Financial Operations

Our net losses for the three months ended June 30, 2016 and 2017 were $23.8 million and $26.5 million, respectively, and $42.3 million and $51.9 million for the six months ended June 30, 2016 and 2017, respectively. We recognized revenues in the three months ended June 30, 2016 and 2017 of $3.5 million and $6.3 million, respectively, and $6.1 million and $11.7 million for the six months ended June 30, 2016 and 2017, respectively.  As of June 30, 2017, we had an accumulated deficit of $277.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2017

(in thousands)	Three Months Ended
	June 30,
	2016	2017	Change
Revenues
Net product sales	$3,450	$6,255	$2,805
Collaboration revenues	—	—	—
Total revenue	3,450	6,255	2,805

Cost and Expenses
Cost of sales (excluding amortization of product rights)	784	1,072	288
Amortization of product rights	503	522	19
General and administrative	8,854	12,471	3,617
Sales and marketing	6,280	9,340	3,060
Research and development	8,697	4,594	(4,103)
Total costs and expenses	25,118	27,999	2,881
Loss from operations	(21,668)	(21,744)	(76)

Other (income) expense:
Change in fair value of derivative liability	(43)	—	43
Interest expense, net	2,315	4,749	2,434
Other (gain) loss	69	(14)	(83)
Loss on foreign currency exchange	5	—	(5)
	2,346	4,735	2,389
Loss before provision for income taxes	(24,014)	(26,479)	(2,465)
Provision (benefit) for income taxes	(237)	—	237
Net loss	$(23,777)	$(26,479)	$(2,702)

Net Product Sales

Net product sales increased from $3.5 million for the three months ended June 30, 2016 to $6.3 million for the three months ended June 30, 2017.  Net product sales for the three months ended June 30, 2016 consisted of $2.7 million for SPRIX Nasal Spray and $721,000 for OXAYDO.  Net product sales for the three months ended June 30, 2017 consisted of $4.9 million for SPRIX Nasal Spray, $1.3 million for OXAYDO and $31,000 for ARYMO ER.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $784,000 for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017.

Cost of sales for SPRIX Nasal Spray for the three months ended June 30, 2016 reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition. Cost of sales for SPRIX Nasal Spray for the three months ended June 30, 2017 reflects the average cost of inventory produced and dispensed to patients during the three months ended June 30, 2017.

Cost of sales for OXAYDO for the three months ended June 30, 2016 and 2017 reflects the average costs of inventory dispensed to patients for both periods.

Cost of sales for ARYMO ER were $0 for the three months ended June 30, 2017.  All inventory sold through June 30, 2017 had been produced prior to the FDA approval of ARYMO ER and as a result had been recorded as research and development expense in prior periods.

Amortization of Product Rights

Amortization of product rights increased slightly from $503,000 for the three months ended June 30, 2016 to $522,000 for the three months ended June 30, 2017.  Amortization of product rights was comprised of $272,000 for the OXAYDO and $230,000 for the SPRIX Nasal Spray intangible assets in the three months ended June 30, 2016, and $270,000 for the OXAYDO, $235,000 for the SPRIX Nasal Spray intangible assets and $17,000 for the In-Process Research and Development (“IP R&D”) intangible asset in the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 40.9%, from $8.9 million for the three months ended June 30, 2016 to $12.5 million for the three months ended June 30, 2017.  The increase was primarily attributable to $4.9 million in FDA-mandated membership fees in the Opioid Post-Marketing Requirement (“PMR”) Consortium to conduct post-marketing studies incurred in the three months ended June 30, 2017

Sales and Marketing Expenses

Sales and marketing expenses increased $3.0 million, or 48.7%, from $6.3 million for the three months ended June 30, 2016 to $9.3 million for the three months ended June 30, 2017.  Approximately $2.6 million of the increase was attributable to the expansion of our commercial organization. There were also increases in sales and marketing launch-related expenses related to ARYMO ER of $480,000 in the three months ended June 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $4.1 million, or 47.2%, from $8.7 million for the three months ended June 30, 2016 to $4.6 million for the three months ended June 30, 2017.  This decrease was driven primarily by decreases in development costs for Egalet-002 of $1.5 million, decreases in development costs for ARYMO ER of $1.4 million and decreases in development costs for OXAYDO of $1.1 million.

Change in fair value of derivative liability

The interest make-whole provision of our 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”) is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the three months ended June 30, 2016, we had a gain of $43,000 as a result of the change in the fair value of our derivative liability.  The change in fair value of the derivative liability is due primarily to changes in the value of our common stock, par value $0.001 per share (“Common Stock”) during the three months ended June 30, 2016 and 2017.

Interest expense

Interest expense was $2.3 million for the three months ended June 30, 2016, and $4.7 million for the three months ended June 30, 2017.  The increase was driven primarily by the increase in interest expense of $3.1 million related to the issuance of the 13% Notes (as defined below) in August 2016 and January 2017, partially offset by a decrease in interest expense of $502,000 related term loan with Hercules Technology Growth Capital Inc. (now known as Hercules Capital, Inc.) that was extinguished in September 2016.

The interest expense of $2.3 million for the three months ended June 30, 2016 includes non-cash interest and amortization of debt discount totaling $1.8 million.  The interest expense of $4.7 million for the three months ended June 30, 2017 includes non-cash interest and amortization of debt discount totaling $1.7 million.

Loss on Foreign Currency Exchange

For the three months ended June 30, 2016, we recognized a loss on foreign currency exchange of $5,000.  For the three months ended June 30, 2017, there was no financial impact of foreign currency exchange. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2016 when compared to 2017.

Provision (benefit) for Income Taxes

We had a benefit for income taxes of $237,000 for the three months ended June 30, 2016 related to a state tax benefit associated with the 5.50% Notes.  We had no tax provision for the three months ended June 30, 2017 since we are now in a full valuation allowance for federal and state purposes.

Results of Operations

Comparison of the six months ended June 30, 2016 and 2017

(in thousands)	Six Months Ended
	June 30,
	2016	2017	Change
Revenues
Net product sales	$6,013	$11,682	$5,669
Collaboration revenues	100	—	(100)
Total revenue	6,113	11,682	5,569

Cost and Expenses
Cost of sales (excluding amortization of product rights)	1,666	2,397	731
Amortization of product rights	1,004	1,025	21
General and administrative	14,852	20,962	6,110
Sales and marketing	12,482	18,598	6,116
Research and development	14,816	11,114	(3,702)
Total costs and expenses	44,820	54,096	9,276
Loss from operations	(38,707)	(42,414)	(3,707)

Other (income) expense:
Change in fair value of derivative liability	(653)	(12)	641
Interest expense, net	4,624	9,283	4,659
Other loss	66	167	101
Loss on foreign currency exchange	3	—	(3)
	4,040	9,438	5,398
Loss before provision (benefit) for income taxes	(42,747)	(51,852)	(9,105)
Provision (benefit) for income taxes	(422)	—	422
Net loss	$(42,325)	$(51,852)	$(9,527)

Net Product Sales

Net product sales increased from $6.0 million for the six months ended June 30, 2016 to $11.7 million for the six months ended June 30, 2017.  Net product sales for the six months ended June 30, 2016 consisted of $4.9 million for SPRIX Nasal Spray and $1.1 million for OXAYDO.  Net product sales for the six months ended June 30, 2017 consisted of $9.0 million for SPRIX Nasal Spray, $2.6 million for OXAYDO and $31,000 for ARYMO ER.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $1.7 million for the six months ended June 30, 2016 to $2.4 million for the six months ended June 30, 2017.

Cost of sales for SPRIX Nasal Spray for the six months ended June 30, 2016 reflects the fair value of finished goods inventory assumed as part of the SPRIX Nasal Spray acquisition. Cost of sales for SPRIX Nasal Spray for the six months ended June 30, 2017 reflects the average cost of inventory produced and dispensed to patients.

Cost of sales for OXAYDO for the six months ended June 30, 2016 and 2017 reflects the average costs of inventory dispensed to patients for both periods.

Cost of sales for ARYMO ER were $0 for the six months ended June 30, 2017.  All inventory sold through June 30, 2017 had been produced prior to the FDA approval of ARYMO ER and as a result had been recorded as research and development expense in prior periods.

Amortization of Product Rights

Amortization of product rights was $1.0 million for both the six months ended June 30, 2016 and 2017.  Amortization of product rights was composed of $542,000 for the OXAYDO and $462,000 for the SPRIX Nasal Spray intangible assets in the six months ended June 30, 2016, and $539,000 for the OXAYDO and $469,000 for the SPRIX Nasal Spray intangible assets and $17,000 for the IP R&D intangible asset in the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased by $6.1 million, or 41.1%, from $14.9 million for the six months ended June 30, 2016 to $21.0 million for the six months ended June 30, 2017.  The increase was primarily attributable to the FDA-mandated membership fees in the Opioid PMR Consortium of $4.9 million to conduct post-marketing studies incurred in the six months ended June 30, 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.1 million, or 49.0%, from $12.5 million for the six months ended June 30, 2016 to $18.6 million for the six months ended June 30, 2017. Approximately $3.4 million of the increase was attributable to the expansion of our commercial organization. There were also increases of $1.6 million in sales and marketing launch preparation expenses related to ARYMO and $706,000 related to recruiting, sales force training and other expenses.

Research and Development Expenses

Research and development expenses decreased by $3.7 million, or 25.0%, from $14.8 million for the six months ended June 30, 2016 to $11.1 million for the six months ended June 30, 2017.  This decrease was driven primarily by decreases in development costs for Egalet-002 of $473,000, decreases in development costs for ARYMO ER of $1.8 million and decreases in development costs for OXAYDO of $1.3 million.

Change in Fair Value of Derivative Liability

The interest make-whole provision of our 5.50% Notes is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the six months ended June 30, 2016 and 2017 we had a gain of $653,000 and $12,000, respectively, as a result of the change in the fair value of our derivative liability.  The change in fair value of the derivative liability is due primarily to changes in the value of our Common Stock during the six months ended June 30, 2016 and 2017.

Interest Expense

Interest expense was $4.6 million for the six months ended June 30, 2016 and $9.3 million for the six months ended June 30, 2017.  The increase was driven primarily by the issuance of the 13% Notes in August 2016 and January 2017.  The interest expense of $9.3 million for the six months ended June 30, 2017 includes non-cash interest and amortization of debt discount totaling $3.1 million.

Loss on Foreign Currency Exchange

For the six months ended June 30, 2016, we recognized a loss on foreign currency exchange of $3,000.  For the six months ended June 30, 2017, there was no financial impact of foreign currency exchange. This difference is primarily attributable the change in the average rates of currency in which we transacted during 2016 when compared to 2017.

Provision (benefit) for Income Taxes

We had a benefit for income taxes of $422,000 for the six months ended June 30, 2016 related to a state tax benefit associated with the 5.50% Notes.  We had no tax provision for the six months ended June 30, 2017 since we are now in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $42.3 million and $51.9 million for the six months ended June 30, 2016 and 2017, respectively. Our operating activities used $36.0 million of cash and $41.1 million of cash during the six months ended June 30, 2016 and 2017, respectively.  At June 30, 2017, we had an accumulated deficit of $277.8 million, a working capital surplus of $65.8 million and cash, restricted cash, cash equivalents and marketable securities totaling $87.9 million.

Since our initial public offering (“IPO”) we have engaged in the following financing transactions.

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

In April and May 2015, we issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 6 — Long-term Debt for additional information.

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

Through December 31, 2015, we received $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million under our collaborative research and license agreement with Shionogi Limited.

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

In March 2017, we initiated sales of shares under our July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 1,126,528 shares of Common Stock through June 30, 2017, resulting in net proceeds of $3.7 million after deducting commissions of $114,000.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our Common Stock, for an aggregate offering price of up to $30.0 million (inclusive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, any additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

In July 2017, we completed an underwritten public offering of 16,666,667 shares of our Common Stock and accompanying warrants to purchase 16,666,667 shares of our Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant. Each warrant has an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of Common Stock and warrants were issued separately.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2017:

(in thousands)	Six Months Ended
	June 30,
	2016	2017
Net cash provided by (used in):
Operating activities	$(35,956)	$(41,069)
Investing activities	23,846	(15,765)
Financing activities	155	41,967
Effect of foreign currency translation on cash	311	380
Net decrease in cash	$(11,644)	$(14,487)

Cash Flows from Operating Activities

Net cash used in operating activities was $36.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $42.3 million and changes in operating assets and liabilities of $173,000.  The changes in operating assets and liabilities consisted of decrease in deferred revenue of $2.9 million, offset by an increase in accrued expenses of $1.4 million and an increase in other liabilities of $902,000.  The $6.5 million net non-cash adjustments to reconcile net loss to net cash used in operations included stock-based compensation expense of $2.9 million, non-cash interest and amortization of debt discount of $2.6 million and depreciation and amortization expense of $1.7 million.

Net cash used in operating activities for the six months ended June 30, 2017 was $41.1 million and consisted primarily of a net loss of $51.9 million.  The net loss was partially offset by $9.0 million of net non-cash adjustments to reconcile net loss to net cash used in operations, which included stock-based compensation expense of $3.4 million, non-cash interest and amortization of debt discount of $3.1 million and depreciation and amortization expense of $2.6 million. Net cash inflows from changes in operating assets and liabilities of $1.7 million consisted of an increase in accrued expenses of $3.1 million and an increase in deferred revenue of $2.2 million, offset by an increase in accounts receivable of $4.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $23.8 million and consisted of $65.8 million from maturity of investments, $5.4 million from the sale of investments, offset by $41.1 million for the purchase of investments and $6.3 million for the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2017 was $15.8 million and consisted primarily of purchases of investments for $56.0 million, offset by cash inflows of $37.3 million and $3.4 million for the maturity and sale of investments, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $155,000 for the six months ended June 30, 2016 from the issuance of stock options.

Net cash provided by financing activities was $42.0 million for the six months ended June 30, 2017 and consisted of $38.3 million in net proceeds from the issuance of the 13% Notes and Royalty Rights and $3.8 million in net proceeds from the issuance of Common Stock pursuant to our “at-the-market” offering.

Recent Developments

Common Stock Offering

On July 6, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (the “Underwriter”), relating to an underwritten public offering of 16,666,667 shares of our Common Stock, and accompanying warrants to purchase 16,666,667 shares of Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant. Each warrant has an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of Common Stock and warrants were issued separately.

Under the terms of the Underwriting Agreement, we granted the Underwriter a 30-day option to purchase up to 2,500,000 additional shares of Common Stock and additional warrants to purchase up to 2,500,000 shares of Common Stock, which was not exercised. The net proceeds to us from the offering were $28.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Warrants

The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance. There is no established trading market for the warrants and we do not expect a market to develop.  In addition, we do not intend to apply for the listing of the warrants on any national securities exchange or other trading market.

We engaged Broadridge Corporate Issuer Solutions, Inc. (the “Warrant Agent”) to act as our agent in connection with the issuance, registration, transfer, exchange, exercise and replacement of the warrants and the delivery of the shares of Common Stock upon exercise of the warrants.

Pursuant to the terms of the warrant, a holder of a warrant will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company.  Holders of warrants are also

In the event of a “fundamental transaction” as defined in the warrant agreement and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of Common Stock, the holder will have the right to have the warrants and all obligations and rights thereunder assumed by the successor or acquiring corporation.  In the event of certain fundamental transactions, we or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the fundamental transaction, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants.

The warrants also contain a price protection feature, to the extent such warrants have not been exercised previously, to adjust the exercise price if shares of Common Stock are sold or issued in the future for a consideration per share less than the exercise price per share then in effect, based on the number of shares then outstanding and the number of shares being issued in such offering.  In addition, during the term of the warrant, we are prohibited from effecting or entering into any issuance of Common Stock or Common Stock Equivalents (as defined in the warrant agreement) involving a Variable Rate Transaction (as defined in the warrant agreement).

Subject to applicable laws and the restrictions on transfer set forth in the warrant, the warrant may be transferred at the option of the holder upon surrender of the warrant to us together with the appropriate instruments of transfer.

Corporate Restructuring

In August 2017 we announced a corporate restructuring initiative in order to streamline operations and achieve operating efficiencies.  The intitiative includes a reduction-in-force and the elimination of certain other expenditures and other non-recurring costs.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, commercial infrastructure, legal and other regulatory expense, business development opportunities and general overhead costs, including interest and principal repayments on our outstanding debt. We expect our cash expenditures to increase in the near term as we continue to grow our commercialization activities around SPRIX Nasal Spray, OXAYDO and ARYMO ER.

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

We believe that our cash and cash equivalents and marketable securities at June 30, 2017, together with the net cash proceeds from the public offering on July 6, 2017 and our corporate restructuring intiative announced in August 2017 (See Note 14 – Subsequent Events) will enable us to fund our operating expenses and capital expenditure requirements into 2020.  However, our future operating and capital requirements will depend on many factors, including:

•	the commercial success of our approved products;
•

the cost of our current commercialization activities, including marketing, sales and distribution costs, as well as commercialization activities for any future product candidates that are approved for sale; our ability to establish collaborations or product acquisitions on favorable terms, if at all;

•	the costs, timing and outcome of regulatory review;
•	the results of our clinical trials;
•	the scope, progress, results and costs of product development of our product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims.

•

our ability to raise additional capital, which is currently limited by the covenants and other restrictions contained in the agreements governing our existing indebtedness, as well as the limited number of authorized shares available for issuance under our certificate of incorporation.

Please see the “Risk Factors” section of this Quarterly Report and our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2017 for additional risks associated with our substantial capital requirements.

Purchase Commitments

Other than as described in our Quarterly Report as filed with SEC on May 10, 2017, with respect to the purchase of ARYMO ER , we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and June 30, 2017, we had cash and cash equivalents, restricted cash and marketable securities of $86.8 million and $87.9 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, we implemented a new enterprise resource planning (“ERP”) system. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting.

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and is updated for the following:

We may fail to qualify for continued listing on The NASDAQ Global Market which could make it more difficult for our stockholders to sell their shares.

Our common stock, par value $0.001 per share (the “Common Stock”) is listed on The NASDAQ Global Market (“NASDAQ”). As a NASDAQ listed company, we are required to satisfy the continued listing requirements of NASDAQ for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and either (i) a market value of listed securities of at least $50 million, (ii) stockholders’ equity of at least $10 million or (iii) total assets and total revenue in the most recent fiscal year (or two of the three most recent fiscal years) of at least $50 million. There can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our Common Stock will not be delisted from NASDAQ in the future. If our Common Stock is delisted by NASDAQ, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our Common Stock;
•	reduced liquidity with respect to our Common Stock;
•

a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares, and which may limit demand for our Common Stock among certain investors;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may experience issues retaining our officers, key employees and highly skilled personnel due to the fact that the exercise prices of most of our outstanding employee stock options exceed the current market price of our Common Stock.

Our performance substantially depends on the performance of our officers and other key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled employees. Our ability to retain employees in our highly competitive industry is substantially dependent upon the attractiveness of the equity that we can offer to them.  Because the exercise prices of most of our outstanding employee stock options exceed the market price of our Common Stock, in some cases significantly, the retention value of our outstanding stock options is currently limited.  The loss of the services of any of our officers or key employees could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. Our future success also depends on our continuing ability to identify, hire, train and retain other highly skilled personnel. Competition for these personnel is intense, especially in the pharmaceutical industry, and we may experience difficulty in hiring and retaining sufficient numbers of highly skilled employees if the market price of our Common Stock does not improve and/or the exercise prices of most of our outstanding employee stock options continue to exceed the market price of our Common Stock.

We have a limited number of authorized shares of Common Stock available for issuance and will need to seek stockholder approval to amend our charter to either effect an increase in our authorized shares of Common Stock or a reverse stock split, which could limit our ability to raise capital through the sale of stock.

Our Certificate of Incorporation provides for 80,000,000 authorized shares, of which 75,000,000 shares are Common Stock.  As of July 31, 2017, of the 75,000,000 shares of Common Stock authorized, approximately 43.0 million are issued and outstanding and an additional 26.6 million are reserved for issuance under our equity plans and employee stock purchase program, issuable upon the exercise of our outstanding warrants or issuable upon conversion of our outstanding convertible notes.  The limited number of authorized shares available for issuance limits our flexibility to access the capital markets through the issuance of Common Stock or securities exercisable for or convertible into Common Stock, including pursuant to our “at-the-market” equity offering facility with Cantor Fitzgerald & Co., as well as our ability to fund business development efforts and other collaborations with third parties through the issuance of shares.  If additional shares of our authorized Common Stock do not become available for issuance or we are not able to increase the number of authorized shares of our Common Stock through an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock or effect a reverse stock split, either of which would be subject to the approval of our stockholders, we could have difficulty raising capital if we need it in the future, which could harm our financial condition and operations.  We can provide no assurance that we will be successful in amending our Certificate of Incorporation to increase the number of shares of Common Stock that are available for issuance, or that any such amendment will not have an adverse effect on our stock price.

Our recently-issued warrants to purchase our Common Stock contain anti-dilution provisions which may affect our ability to secure future equity financing or reduce the proceeds of any equity financings that would otherwise be available to us.

In our recent equity offering, we sold our Common Stock and warrants to purchase our Common Stock.  The warrants contain anti-dilution provisions, which provide that any new issuances of Common Stock or securities convertible into Common Stock at a price, exercise price or conversion price below those of the warrants will result in the exercise price of the warrants being reduced based upon the number of securities issued in such issuance and the number of shares of our Common Stock then outstanding. These anti-dilution provisions may affect our ability to secure future equity financing or reduce the proceeds of any equity financings that would otherwise be available to us.

We may not be able to fully redeem the holders of our warrants if we experience a Fundamental Transaction.

The holders of our warrants may require us to redeem the warrants for cash if we experience certain “Fundamental Transaction” (as defined in the warrants), which generally includes any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock. There can be no assurance that in the event of a Fundamental Transaction we will be able to sufficiently compensate the holders of the warrants in accordance with the terms thereof. In addition, the provisions in the warrant related to Fundamental Transactions may delay a potential change of control even if such change may be beneficial to some or all our shareholders. These restrictions may also adversely affect the market price of shares of our common stock.

Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Changes in tax laws in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.

In addition, we continue to assess the impact of various U.S. federal or state legislative proposals that could result in a material increase to our U.S. federal or state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing the cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on July 11, 2017).

10.1	Form of Egalet Corporation Option Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017

EGALET CORPORATION

	By:	/s/ STANLEY J. MUSIAL
Stanley J. Musial
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2017).

10.1	Form of Egalet Corporation Option Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).