Form 10-Q
period 2017-09-30
Egalet Corp
filed 2017-11-08
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common Stock, $0.001 par value                                 Shares outstanding as of November 8, 2017: 43,029,615

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2017.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	September 30, 2017
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,355	$37,750
Marketable securities, available for sale	42,471	64,308
Accounts receivable	1,108	5,607
Inventory	1,700	1,835
Prepaid expenses and other current assets	2,537	1,399
Other receivables	1,001	1,153
Total current assets	93,172	112,052
Intangible assets, net	8,350	7,076
Restricted cash	-	400
Property and equipment, net	12,709	10,607
Deposits and other assets	627	1,052
Total assets	$114,858	$131,187
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	2,392	5,626
Accrued expenses	18,147	17,972
Deferred revenue	3,975	8,759
Debt - current	381	547
Warrant liability	-	8,166
Total current liabilities	24,895	41,070
Debt - non-current portion, net	83,711	126,161
Deferred income tax liability	23	25
Derivative liability	12	-
Other liabilities	891	770
Total liabilities	109,532	168,026

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock--$0.001 par value; 75,000,000 shares authorized at December 31, 2016 and September 30, 2017; 25,189,125 and 43,029,615 shares issued and outstanding at December 31, 2016 and September 30, 2017, respectively	25	43
Additional paid-in capital	230,379	258,989
Accumulated other comprehensive income	100	868
Accumulated deficit	(225,178)	(296,739)
Total stockholders' equity (deficit)	5,326	(36,839)
Total liabilities and stockholders’ equity (deficit)	$114,858	$131,187

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues
Net product sales	$4,711	$6,651	$10,724	$18,333
Collaboration revenues	—	—	100	—
Total revenue	4,711	6,651	10,824	18,333

Cost and Expenses
Cost of sales (excluding amortization of product rights)	914	1,249	2,580	3,646
Amortization of product rights	502	528	1,506	1,554
General and administrative	7,950	6,849	22,802	27,811
Sales and marketing	6,973	8,803	19,455	27,402
Research and development	12,070	2,073	26,886	13,187
Restructuring charges	—	2,983	—	2,983
Total costs and expenses	28,409	22,485	73,229	76,583
Loss from operations	(23,698)	(15,834)	(62,405)	(58,250)

Other (income) expense:
Change in fair value of warrant and derivative liability	11	(1,500)	(642)	(1,513)
Interest expense, net	3,601	4,675	8,225	13,958
Other (gain) loss	(12)	(60)	54	106
Gain on foreign currency exchange	(3)	(1)	—	(1)
	3,597	3,114	7,637	12,550
Loss before provision (benefit) for income taxes	(27,295)	(18,948)	(70,042)	(70,800)
Provision (benefit) for income taxes	(358)	—	(780)	—
Net loss	$(26,937)	$(18,948)	$(69,262)	$(70,800)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.10)	$(0.46)	$(2.83)	$(2.32)
Weighted-average shares outstanding, basic and diluted	24,565,554	41,149,838	24,480,494	30,525,158

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net loss	$(26,937)	$(18,948)	$(69,262)	$(70,800)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(15)	19	150	(18)
Foreign currency translation adjustments	123	166	494	786
Comprehensive loss	$(26,829)	$(18,763)	$(68,618)	$(70,032)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2017
Operating activities:
Net loss	$(69,262)	$(70,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,747	3,818
Change in fair value of warrant and derivative liability	(642)	(1,513)
Stock-based compensation expense	4,677	5,056
Noncash interest and amortization of debt discount	4,019	4,589
Amortization of premium on marketable securities	549	45
Deferred income taxes	(780)	—
Loss on extinguishment of debt	800	—
Changes in assets and liabilities:
Related party receivable	59	—
Accounts receivable	(3,595)	(4,499)
Inventory	350	(135)
Prepaid expenses and other current assets	(572)	1,140
Other receivables	(208)	(50)
Deposits and other assets	2,176	(417)
Accounts payable	373	3,233
Accrued expenses	6,304	(280)
Deferred revenue	(5,220)	4,778
Other current liabilities	311	1
Other liabilities	836	(134)
Net cash used in operating activities	(57,078)	(55,168)
Investing activities:
Payments for purchase of property and equipment	(9,074)	(90)
Increase in restricted cash	—	(400)
Purchases of investments	(45,522)	(93,391)
Sales of investments	8,570	12,195
Maturity of investments	81,002	59,297
Net cash (used in) provided by investing activities	34,976	(22,389)
Financing activities:
Net proceeds from issuance of common stock and warrants	274	32,504
Payments on borrowings	(15,856)	—
Net proceeds from debt and royalty rights	37,231	38,304
Royalty payments in connection with the 13% Notes	—	(307)
Net cash provided by financing activities	21,649	70,501
Effect of foreign currency translation on cash and cash equivalents	410	451
Net decrease in cash and cash equivalents	(43)	(6,605)
Cash at beginning of period	46,665	44,355
Cash at end of period	$46,622	$37,750

Supplemental disclosures of cash flow information:
Fair value of warrants issued in connection with common stock	$—	$9,667
Cash interest payments	$3,564	$10,662

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization and Business Overview

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-deterrent (“AD”) formulations to patients and healthcare providers. The Company is currently marketing ARYMO® ER (morphine sulfate) extended-release (“ER”) tablets, for oral use CII (“ARYMO ER”), SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).

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

The Company also has a pipeline of products developed using Guardian Technology that it may look to partner out. The Company plans to continue to grow through the revenues of its three commercial products, business development opportunities and leveraging its proprietary Guardian Technology.

Liquidity

The Company has incurred recurring operating losses since inception. As of September 30, 2017, the Company had an accumulated deficit of $296.7 million and will require substantial additional capital to fund its commercialization strategies for ARYMO ER, SPRIX Nasal Spray and OXAYDO. The Company reasonably expects that its cash and cash equivalents and marketable securities at September 30, 2017 and its corporate restructuring initiative announced in August 2017 will enable it to fund future cash requirements for at least the next 12 months from the date of the issuance of these unaudited consolidated financial statements. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial organization. As the Company continues to incur losses, a transition to profitability is dependent upon the successful commercialization of its approved products and the achievement of a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through the sale of equity, debt financings or other sources, including potential additional collaborations, until profitability is achieved, if ever. There can be no assurance, however, that additional funding will be available on terms acceptable to the Company, or at all.

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

The accompanying consolidated financial information at September 30, 2017 and the three and nine months ended September 30, 2016 and 2017 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2017, the consolidated results of its operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2017, and consolidated cash flows for the nine months ended September 30, 2016 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 filed on March 13, 2017 with the SEC.

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

The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective approach.

3. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2016:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$42,481	$4	$(14)	$42,471
Total	$42,481	$4	$(14)	$42,471

Marketable securities consisted of the following as of September 30, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$64,336	$—	$(28)	$64,308
Total	$64,336	$—	$(28)	$64,308

The fair value of marketable securities as of September 30, 2017 with a maturity of less than one year is $64.3 million.  There were no marketable securities with a maturity of greater than one year as of September 30, 2017.

At September 30, 2017, the Company held 10 marketable securities that were in a continuous loss position for less than one year.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at September 30, 2017.

4. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2016 and September 30, 2017:

	December 31,	September 30,
(in thousands)	2016	2017
Raw materials	$779	$1,112
Finished goods	820	516
Deferred cost of sales	101	207
Total	$1,700	$1,835

The deferred costs of sales will be recognized upon release of the product to patients.

5. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2016:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,520	$(2,124)	$5,396	5.00
SPRIX Nasal Spray product rights	4,620	(1,827)	2,793	3.00
IP R&D	161	—	161	Indefinite
Total	$12,301	$(3,951)	$8,350

The following represents the balance of the intangible assets at September 30, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,671	$(2,988)	$4,683	4.25
SPRIX Nasal Spray product rights	4,928	(2,688)	2,240	2.25
IP R&D	180	(27)	153	4.25
Total	$12,779	$(5,703)	$7,076

There was no impairment to intangible assets in the three and nine months ended September 30, 2016 and 2017.

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

During the three and nine months ended September 30, 2016, the Company recognized amortization expense of $271,000, and $813,000, respectively, related to the OXAYDO product rights intangible asset.  During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $274,000, and $813,000, respectively, related to the OXAYDO product rights intangible asset.

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

During the three and nine months ended September 30, 2016, the Company recognized amortization expense of $231,000 and $693,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.  During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $246,000 and $714,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

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

 During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $9,000 and $26,000, respectively, related to the IP R&D intangible asset.

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

The conversion criteria for the 5.50% Notes have not been met at September 30, 2017.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash, which would result in the liability component of the 5.50% notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s balance sheet at December 31, 2016 and September 30, 2017:

	December 31, 2016	September 30, 2017
(in thousands)
Gross proceeds	$61,000	$61,000
Unamortized debt discount	(15,091)	(11,608)
Carrying value	$45,909	$49,392

In September 2016, in connection with the issuance of the 13% Notes (as defined below), the Company and its subsidiaries entered into Supplemental Indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the indenture guaranteeing the 5.50% Notes.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.7 million as of September 30, 2017, which are classified within current and non-current debt in the consolidated balance sheet.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 15.2% as of September 30, 2017 based on its best estimate of future cash outflows.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO, SPRIX Nasal Spray and ARYMO ER in the U.S. The estimates of the magnitude and timing of OXAYDO, SPRIX Nasal Spray and ARYMO ER net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company continues to gain experience marketing OXAYDO, SPRIX Nasal Spray and ARYMO ER, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $4.9 million at the issuance of the 13% Notes using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2016 and September 30, 2017:

	December 31, 2016	September 30, 2017
(in thousands)
Gross proceeds	$40,000	$80,000
Unamortized debt discount	(5,187)	(7,400)
Carrying value	$34,813	$72,600

Current and non-current debt on the Company’s consolidated balance sheets at December 31, 2016 and September 30, 2017 includes the carrying value of the 5.50% Notes and the 13% Notes, as well as $3.3 million and $4.7 million, respectively, for the Royalty Rights issued in connection with the 13% Notes.

7. Stockholders’ Equity

At the Market Offering

In July 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could, at its discretion, from time to time, sell shares of its Common Stock, for an aggregate offering price of up to $30.0 million. The Company provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be, made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the 2015 Sales Agreement in March 2017 and sold an aggregate of 1,126,528 shares of Common Stock through September 30, 2017, resulting in net proceeds of $3.7 million after deducting commissions of $114,000. The Company has not sold any additional shares under the Sales Agreement during the period subsequent to September 30, 2017.

July 2017 Equity Offering

On July 6, 2017, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. relating to an underwritten public offering (the “July 2017 Equity Offering”) of 16,666,667 shares of the Company’s Common Stock and accompanying warrants to purchase 16,666,667 shares of Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant, for gross proceeds of $30.0 million.  The net offering proceeds were $28.6 million after deducting underwriting discounts and commissions and offering-related costs of $1.4 million.. Each warrant has an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of Common Stock and warrants were issued separately. The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance.

The Company accounted for the warrants using ASC 480 – Distinguishing Liabilities from Equity and determined that the warrants were a freestanding financial instrument that are subject to liabilitity classification.  Pursuant to the terms of the agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company, and as a result the warrants are required to be measured at fair value and reported as a liability in the Company’s consolidated balance sheet.  The warrant exercise price is subject to adjustment upon the issuance of certain equity securities at a price less than the exercise price of the warrants then in effect.

The fair value of the warrants to purchase shares of the Company’s Common Stock in connection with the July 2017 Equity Offering was $9.7 million on the date of issuance, which was determined using a lattice model that takes into account various future financing scenarios and the impact of those scenarios on the fair value of the warrants.  The fair value of the warrants of $9.7 million on the date of issuance was recorded as a liability which will be marked to its estimated fair value at each reporting period.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2016

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$27,635	$—	$—	$27,635
Marketable securities, available-for-sale	—	42,471	—	42,471
Total assets	$27,635	$42,471	$—	$70,106

Liabilities
Interest make-whole derivative	$—	$—	$12	$12
Total liabilities	$—	$—	$12	$12

(in thousands)	Fair Value Measurements as of September 30, 2017

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds and commercial paper)	$27,380	$—	$—	$27,380
Marketable securities, available-for-sale	—	64,308	—	64,308
Total assets	$27,380	$64,308	$—	$91,688

Liabilities
Interest make-whole derivative	$—	$—	$—	$—
Warrant liability	$—	$—	$8,166	$8,166
Total liabilities	$—	$—	$8,166	$8,166

The following tables set forth a summary of changes in the fair value during the nine months ended September 30, 2017:

(in thousands)			Fair Value
	December 31,		Change in	September 30, 2017
	2016	Additions	2017
Interest make-whole derivative	12	$—	$(12)	$—
Warrant liability	—	$9,667	$(1,501)	$8,166
Total liabilities	$12	$9,667	$(1,513)	$8,166

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

The fair value of the Company’s warrant liablity was estimated utilizing a lattice tree model both for the initial valuation and as of September 30, 2017.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Various future financing scenarios
•	Volatility of the Company’s common stock and risk free rate

As of September 30, 2017, the fair value of the 5.50% Notes was estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes at September 30, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due April 1, 2020	$39,807	$49,392	$61,000

The fair value of the Company’s 13% Notes approximates its carrying value of $72.6 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Basic and diluted net loss per common share calculation:
Net loss	$(26,937)	$(18,948)	$(69,262)	$(70,800)
Weighted average common stock outstanding	24,565,554	41,149,838	24,480,494	30,525,158
Net loss per share of common stock—basic and diluted	$(1.10)	$(0.46)	$(2.83)	$(2.32)

The following outstanding securities for the three and nine months ended September 30, 2016 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three and nine months ended September 30,
	2016	2017
Stock options outstanding	2,141,072	4,452,314
Unvested restricted stock awards	574,191	32,683
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	4,102,360
Common shares issuable upon exercise of warrants	—	16,666,667
Total	6,817,623	25,254,024

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

At the end of each offering period, shares of the Company’s Common Stock may be purchased at 85% of the lower of the fair market value of the Company’s Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the pricing date) represents a stock option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company recognized stock-based compensation expense of $19,000 and $89,000, respectively, during the three and nine months ended September 30, 2017, and stock-based compensation expense of $29,000 and $82,000, respectively, during the three and nine months ended September 30, 2016 related to the Purchase Plan.

Shares Available for Future Grant Under Equity Compensation Plans

As of September 30, 2017, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted under the 2013 Plan	(5,079,938)
Common stock options granted under the Inducement Plan	(212,500)
Restricted stock awards granted under the 2013 Plan	(1,543,660)
Common stock issued under the Purchase Plan	(98,548)
Stock options and restricted stock awards forfeited	849,226
Remaining shares available for future grant	1,244,580

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2016	2017	2016	2017
General and administrative	$1,448	$1,162	$3,854	$3,783
Sales and marketing	115	83	250	386
Research and development	246	85	573	523
Restructuring charges	—	364	—	364
Total stock based compensation expense	$1,809	$1,694	$4,677	$5,056

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2016	2,952,572	$8.63
Granted	1,987,581	3.76
Exercised	—	—
Forfeited	(460,250)	7.14
Cancelled	(27,589)	9.43
Outstanding at September 30, 2017	4,452,314	$6.61	8.57
Vested or expected to vest at September 30, 2017	4,452,314	$6.61	8.57
Exercisable at September 30, 2017	1,080,537	$8.77	7.12

The intrinsic value of the 4,452,314 stock options outstanding as of September 30, 2017 was $4,000, based on a per share price of $1.28, the Company’s closing stock price on that date, and a weighted-average exercise price of $6.61 per share.

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees and directors with only service-based vesting conditions, the Company measures stock-based compensation expense at the grant date based on the estimated fair value of the award and recognizes it as expense over the requisite service period on a straight-line basis. The Company records the expense of equity compensation for non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.  Following the adoption of ASU 2016-09, the Company no longer estimates forfeitures in calculating its stock-based compensation expense and adjusts each period to reflect actual forfeitures.

On June 8, 2017, the Company granted stock options for 630,000 shares of the Company’s Common Stock to nine senior executives (the “June 2017 Grant”).   The contractual term of each of the grants made in the June 2017 Grant is 10 years and the exercise price is $2.38 per share.   Provided that the grantee is still employed by the Company, the vesting terms of the June 2017 Grant include a combination of market and service-based conditions as follows:

(a)

25% of the award will vest on the later of (i) the six-month anniversary of the grant and (ii) the date on which the average closing price of the Company's Common Stock on NASDAQ is at least $3.33 for 30 consecutive trading days.

(b)

 25% of the award will vest on the later of (i) the twelve-month anniversary of the grant and (ii) the date on which the average closing price of the Company's Common Stock on NASDAQ is at least $4.05 for 30 consecutive trading days.

(c)

50% of the award will vest on the later of (i) the twenty-four-month anniversary of the grant and (ii) the date on which the average closing price of the Company's Common Stock on NASDAQ is at least $4.76 for 30 consecutive trading days.

The Company used the binomial model to estimate the compensation cost for the June 2017 Grant.  Key assumptions used in calculating the total estimated compensation cost of $1,334,000 included (i) an estimated term of 5.6 years, (ii) expected volatility of 95.54%, (iii) expected dividends of $0.00 and (iv) a risk-free return of 1.80%.  Stock-based compensation expense related to the June 2017 Grant will be recognized ratably over the requisite service period of 5.6 years and amounted to $60,000 and $76,000 for the three and nine months ended September 30, 2017, respectively.

The per-share weighted-average grant date fair value of the options granted to employees during the nine months ended September 30, 2017 was estimated at $2.64 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Prior to January 1, 2017, the Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the associated award.  The impact of this change had an immaterial effect on the Company’s financial results for the three and nine months ended September 30, 2017.

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

As of September 30, 2017, there was $10.2 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan, which will be recognized over the weighted-average remaining period of 2.71 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at September 30, 2017 and of changes in restricted stock awards outstanding under the 2013 Plan for the nine months ended September 30, 2017 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2016	543,577	$10.77
Granted	—	$—
Forfeited	(28,750)	$6.92
Vested restricted stock awards	(482,144)	$11.21
Unvested at September 30, 2017	32,683	$7.80

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

As of September 30, 2017, there was $255,000 of total unrecognized stock-based compensation expense, related to restricted stock awards under the 2013 Plan, which will be recognized over the weighted-average remaining period of 2.52 years.

11. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officers Robert S. Radie, Stanley J. Musial, and Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same defendants and also asserts claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs bring their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of the Company between November 4, 2015 and January 9, 2017 inclusive.   The consolidated amended complaint bases its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.   The Company disputes these allegations and intends to defend these actions vigorously.  The defendants’ filed a motion to dismiss the consolidated amended complaint on September 1, 2017.  The plaintiffs filed their opposition to the motion to dismiss on October 31, 2017.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

In addition, Acura receives from the Company, a tiered royalty percentage based on sales thresholds.  Based on the Company’s current level of net sales, the royalty percentage payable to Acura is in the mid-single digits; however, the percentage may increase in future years in the event we achieve the higher sales thresholds set forth in the License Agreement.   In addition, in any calendar year in which net sales exceed a specified threshold, Acura will receive a double digit royalty on all OXAYDO net sales in that year. The Company’s royalty payment obligations commence on the first commercial sale of OXAYDO and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering OXAYDO in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the U.S.).  Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by the Company to acquire intellectual property rights to commercialize OXAYDO, with an aggregate minimum floor.

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

Under the SPRIX Purchase Agreement the Company was assigned the license for SPRIX Nasal Spray from Recordati. S.p.A.  Under the agreement with Recordati S.p.A., the Company is obligated to use best commercial efforts to market and sell SPRIX Nasal Spray and pay a fixed, single-digit royalty to Recordati S.p.A. based on net sales.

The Company accounted for the arrangement as a business combination.

13. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2016, the Company recorded a tax benefit of $358,000 and $780,000, respectively.  For the three and nine months ended September 30, 2017, the Company had no tax provision since it is now in a full valuation allowance for federal, foreign and state purposes.   The Company maintains a full valuation allowance against all deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.  The Company will continue to monitor and determine whether valuation allowances are appropriate.

14. Restructuring

In August 2017, the Company announced a corporate restructuring initiative intended to streamline operations and achieve operating efficiencies.  The initiative included a reduction-in-force and the elimination of certain other expenditures and other non-recurring costs.  For the three months ended September 30, 2017 the Company recorded restructuring charges of $3.0 million, which included non-cash stock compensation costs of $364,000, all related to terminated employee compensation costs.    During the three months ended September 30, 2017 the Company paid out $566,000 to severed employees and at September 30, 2017, has $2.0 million recorded in accrued expenses related to restructuring charges.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to:  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; our current inability to issue additional equity securities due to the limited number of authorized shares available for issuance under our certificate of incorporation; the level of commercial success of our products and, if approved, our product candidates; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payers and other constituencies; the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities and the outcome of the internalization of our previously external sales force; the success of competing products that are or become available; the accuracy of our estimates of the size and characteristics of the potential markets for our products and product candidates and our ability to serve those markets; the rate and degree of market acceptance of our products and product candidates; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the performance of third parties, including contract research organizations, manufacturers and collaborators; our success with regard to any business development initiatives; the success and timing of our preclinical studies and clinical trials; our ability to recruit or retain key scientific or management personnel or to retain our executive officers, including as a result of most of our outstanding employee stock options being underwater; regulatory developments in the U.S. and foreign countries; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; our ability to integrate and grow any businesses or products that we may acquire; our stock price and ability to meet the continued listing requirements of the NASDAQ Global Market; the impact of the anti-dilution features in our warrant agreements on our ability to raise additional capital; and changes in tax laws or our effective tax rate.

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K as filed with the SEC,as amended and supplemented by our subsequent Quarterly Reports on From 10-Q (including this Quarterly Report), which are incorporated herein by reference, for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In September 2017, our partner Ascend Therapeutics ("Ascend"), began to promote SPRIX Nasal Spray to approximately 11,000 women's healthcare practitioners. This was part of an agreement signed in June 2017, which enables us to expand our commercial reach through promotion of SPRIX Nasal Spray to healthcare practitioners outside of those healthcare practitioners we typically target. Also in September 2017, we announced an educational partnership around SPRIX with the National Lacrosse League.

Based upon a dialogue that we have had with the Food and Drug Administration (“FDA”) regarding our supplemental new drug application (“sNDA”) for OXAYDO to support an abuse-deterrent label claim for the intravenous route of abuse, which sNDA includes data from Category 1 in vitro abuse-deterrent studies that was presented at the PAINWeek conference in September 2016, we are contemplating undertaking a contemporary intranasal human abuse potential (“HAP”) study with the 7.5 mg formulation to bring the label up to current standards.  We do not expect action on this sNDA in the near term. In addition, we are working to determine next steps to respond to a complete response letter from the FDA regarding a prior approval supplement for OXAYDO® 10 mg and 15 mg dosage strengths.

Beyond our commercial programs, we have a pipeline of products developed using our Guardian Technology. Egalet-002, an AD, ER, oral oxycodone formulation, is currently in Phase 3 studies and in development for the same indication as ARYMO ER. We expect to have results from the Phase 3 program on Egalet-002 in the fourth quarter. We also have Egalet-003, an AD stimulant, and Egalet-004, an AD, ER hydrocodone, which were developed using our Guardian Technology. We are seeking partners for all of our product candidates.

We continue to focus our business development to augment our product portfolio through potential in-licenses and product acquisitions; enhancing the opportunities for our existing products through partnerships that access physicians and patients outside of our commercial focus in the U.S. or markets outside the U.S.; and developing partnerships to leverage our Guardian Technology by collaborating on our current product candidates or exploring new product opportunities.

Financial Operations

Our net losses for the three months ended September 30, 2016 and 2017 were $26.9 million and $18.9 million, respectively, and $69.3 million and $70.8 million for the nine months ended September 30, 2016 and 2017, respectively. We recognized revenues in the three months ended September 30, 2016 and 2017 of $4.7 million and $6.7 million, respectively, and $10.8 million and $18.3 million for the nine months ended September 30, 2016 and 2017, respectively.  As of September 30, 2017, we had an accumulated deficit of $296.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2017

(in thousands)	Three Months Ended
	September 30,
	2016	2017	Change
Revenues
Net product sales	$4,711	$6,651	$1,940
Collaboration revenues	—	—	—
Total revenue	4,711	6,651	1,940

Cost and Expenses
Cost of sales (excluding amortization of product rights)	914	1,249	335
Amortization of product rights	502	528	26
General and administrative	7,950	6,849	(1,101)
Sales and marketing	6,973	8,803	1,830
Research and development	12,070	2,073	(9,997)
Restructuring charges	—	2,983	2,983
Total costs and expenses	28,409	22,485	(5,924)
Loss from operations	(23,698)	(15,834)	7,864

Other (income) expense:
Change in fair value of warrant and derivative liability	11	(1,500)	(1,511)
Interest expense, net	3,601	4,675	1,074
Other gain	(12)	(60)	(48)
Gain on foreign currency exchange	(3)	(1)	2
	3,597	3,114	(483)
Loss before provision (benefit) for income taxes	(27,295)	(18,948)	8,347
Provision (benefit) for income taxes	(358)	—	358
Net loss	$(26,937)	$(18,948)	$7,989

Net Product Sales

Net product sales increased from $4.7 million for the three months ended September 30, 2016 to $6.7 million for the three months ended September 30, 2017.  Net product sales for the three months ended September 30, 2016 consisted of $3.8 million for SPRIX Nasal Spray and $959,000 for OXAYDO.  Net product sales for the three months ended September 30, 2017 consisted of $5.0 million for SPRIX Nasal Spray, $1.4 million for OXAYDO and $208,000 for ARYMO ER.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $914,000 for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017.

Cost of sales for SPRIX Nasal Spray and OXYADO for the three months ended September 30, 2016 and 2017 reflects the average cost of inventory produced and dispensed to patients for both periods.

Cost of sales for ARYMO ER for the three months ended September 30, 2017 includes a portion of inventory produced prior to the FDA approval of ARYMO ER in January 2017, and as result had previously been recorded in research and development expense in prior periods.

Amortization of Product Rights

Amortization of product rights increased from $502,000 for the three months ended September 30, 2016 to $528,000 for the three months ended September 30, 2017.  Amortization of product rights was comprised of $271,000 for the OXAYDO and $231,000 for the SPRIX Nasal Spray intangible assets in the three months ended September 30, 2016, and $274,000 for the OXAYDO, $246,000 for the SPRIX Nasal Spray intangible assets and $9,000 for the In-Process Research and Development (“IP R&D”) intangible asset related to our Guardian Technology in the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 13.8%, from $8.0 million for the three months ended September 30, 2016 to $6.8 million for the three months ended September 30, 2017.  The decrease is due in part to professional fees of $1.4 million incurred in the three months ended in September 30, 2016 that were related to the preparation for the ARYMO ER FDA Advisory Committee meeting held in August 2016. In addition there was also an increase in costs of $706,000 related to FDA-mandated post-marketing studies in the three months ended September 30, 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.8 million, or 26.2%, from $7.0 million for the three months ended September 30, 2016 to $8.8 million for the three months ended September 30, 2017.  The increase was primarily attributable to the sales and marketing related expenses related to ARYMO ER of $1.2 million in the three months ended September 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $10.0 million, or 82.6%, from $12.1 million for the three months ended September 30, 2016 to $2.1 million for the three months ended September 30, 2017.  This decrease was driven primarily by decreases in development costs for Egalet-002 of $5.9 million, decreases in development costs for ARYMO ER of $1.4 million and decreases in development costs for OXAYDO of $2.1 million.

Restructuring Expenses

Restructuring expenses of $3.0 million for the three months ended September 30, 2017 reflect costs related to the expense reduction plan announced in August 2017 to decrease the operating expenses that do not directly support the growth of our commercial business.

Change in Fair Value of Warrant and Derivative Liability

Our derivative liabilities include the interest make-whole provision of our 5.50% convertible senior notes due April 1, 2020 (the “5.50% Notes”) and the warrants associated with the July 2017 underwritten public equity offering.  Each of the liability instruments are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the three months ended September 30, 2016, we had a gain of $11,000 as a result of the change in the fair value of our derivative liability associated with the 5.50% Notes.  During the three months ended September 30, 2017, we recognized a gain due to the change in the fair value of the warrants $1.5 million.  The change in fair value is due primarily to changes in the value of our Common Stock, during the three months ended September 30, 2016 and 2017.

Interest expense

Interest expense was $3.6 million for the three months ended September 30, 2016, and $4.7 million for the three months ended September 30, 2017.  The increase was driven primarily by the increase in interest expense of $2.3 million related to the issuance of the 13% Notes (as defined below) in August 2016 and January 2017, partially offset by a decrease in interest expense of $1.1 million related term loan with Hercules Technology Growth Capital Inc. (now known as Hercules Capital, Inc.) that was extinguished in September 2016.

The interest expense of $3.6 million for the three months ended September 30, 2016 includes non-cash interest and amortization of debt discount totaling $1.7 million.  The interest expense of $4.7 million for the three months ended September 30, 2017 includes non-cash interest and amortization of debt discount totaling $1.6 million.

Gain on Foreign Currency Exchange

For the three months ended September 30, 2016 and 2017 we recognized a gain on foreign currency exchange of $3,000 and $1,000, respectively.  This difference is primarily attributable the change in the average rates of currency in which we transacted during 2016 when compared to 2017.

Provision (benefit) for Income Taxes

We had a benefit for income taxes of $358,000 for the three months ended September 30, 2016 related to a state tax benefit associated with the 5.50% Notes.  We had no tax provision for the three months ended September 30, 2017 since we are now in a full valuation allowance for federal and state purposes.

Results of Operations

Comparison of the nine months ended September 30, 2016 and 2017

(in thousands)	Nine Months Ended
	September 30,
	2016	2017	Change
Revenues
Net product sales	$10,724	$18,333	$7,609
Collaboration revenues	100	—	(100)
Total revenue	10,824	18,333	7,509

Cost and Expenses
Cost of sales (excluding amortization of product rights)	2,580	3,646	1,066
Amortization of product rights	1,506	1,554	48
General and administrative	22,802	27,811	5,009
Sales and marketing	19,455	27,402	7,947
Research and development	26,886	13,187	(13,699)
Restructuring charges	—	2,983	2,983
Total costs and expenses	73,229	76,583	3,354
Loss from operations	(62,405)	(58,250)	4,155

Other (income) expense:
Change in fair value of derivative liability	(642)	(1,513)	(871)
Interest expense, net	8,225	13,958	5,733
Other loss	54	106	52
Gain on foreign currency exchange	—	(1)	(1)
	7,637	12,550	4,913
Loss before provision (benefit) for income taxes	(70,042)	(70,800)	(758)
Provision (benefit) for income taxes	(780)	—	780
Net loss	$(69,262)	$(70,800)	$(1,538)

Net Product Sales

Net product sales increased from $10.7 million for the nine months ended September 30, 2016 to $18.3 million for the nine months ended September 30, 2017.  Net product sales for the nine months ended September 30, 2016 consisted of $8.6 million for SPRIX Nasal Spray and $2.1 million for OXAYDO.  Net product sales for the nine months ended September 30, 2017 consisted of $14.1 million for SPRIX Nasal Spray, $4.0 million for OXAYDO and $240,000 for ARYMO ER.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $2.6 million for the nine months ended September 30, 2016 to $3.6 million for the nine months ended September 30, 2017.

Cost of sales for SPRIX Nasal Spray and OXYADO for the three months ended September 30, 2016 and 2017 reflects the average cost of inventory produced and dispensed to patients for both periods.

Cost of sales for ARYMO ER for the three months ended September 30, 2017 includes a portion of inventory produced prior to the FDA approval of ARYMO ER in January 2017, and as result had previously been recorded in research and development expense in prior periods.

Amortization of Product Rights

Amortization of product rights was $1.0 million for both the nine months ended September 30, 2016 and 2017.  Amortization of product rights was composed of $813,000 for the OXAYDO and $693,000 for the SPRIX Nasal Spray intangible assets in the nine months ended September 30, 2016, and $813,000 for the OXAYDO and $714,000 for the SPRIX Nasal Spray intangible assets and $26,000 for the IP R&D intangible asset related to our Guardian Technology in the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, or 22.0%, from $22.8 million for the nine months ended September 30, 2016 to $27.8 million for the nine months ended September 30, 2017.  The increase was primarily attributable to costs incurred for FDA-mandated post-marketing studies of $5.4 million in the three months ended September 30, 2017 offset by a decrease in professional fees.  General and administrative expenses in the three months ended in September 30, 2016 included the professional fees of $1.1 million related to the preparation for the ARYMO ER FDA Advisory Committee meeting held in August 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.9 million, or 40.5%, from $19.5 million for the nine months ended September 30, 2016 to $27.4 million for the nine months ended September 30, 2017. Approximately $4.0 million of the increase was attributable to the expansion of our commercial organization. There were also increases of $2.8 million in sales and marketing expenses related to the launch of ARYMO ER and $1.1 million related to promotional-related expenses.

Research and Development Expenses

Research and development expenses decreased by $13.7 million, or 50.9%, from $26.9 million for the nine months ended September 30, 2016 to $13.2 million for the nine months ended September 30, 2017.  This decrease was driven primarily by decreases in development costs for Egalet-002 of $6.4 million, decreases in development costs for ARYMO ER of $3.2 million and decreases in development costs for OXAYDO of $3.4 million.

Restructuring Expenses

Restructuring expenses of $3.0 million for the nine months ended September 30, 2017 reflect costs related to the expense reduction plan announced in August 2017 to decrease the operating expenses that do not directly support the growth of our commercial business.

Change in Fair Value of Warrant and Derivative Liability

Our derivative liabilities include the interest make-whole provision of the 5.50% Notes and the warrants associated with our July 2017 underwritten public equity offering.  Each of the liability instruments are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  During the nine months ended September 30, 2016, we had a gain of $11,000 as a result of the change in the fair value of our derivative liability associated with the 5.50% Notes.  During the nine months ended September 30, 2017, we recognized a gain due to the change in the fair value of the warrants of $1.5 million.  The change in fair value is due primarily to changes in the value of our Common Stock during the nine months ended September 30, 2016 and 2017.

Interest Expense

Interest expense was $8.2 million for the nine months ended September 30, 2016 and $14.0 million for the nine months ended September 30, 2017.  The increase was driven primarily by the increase in interest expense of $8.2 million related to the issuance of the 13% Notes (as defined below) in August 2016 and January 2017, partially offset by a decrease in interest expense of $2.1 million related term loan with Hercules Technology Growth Capital Inc. (now known as Hercules Capital, Inc.) that was extinguished in September 2016.

The interest expense of $8.2 million for the nine months ended September 30, 2016 includes non-cash interest and amortization of debt discount totaling $4.6 million.  The interest expense of $14.0 million for the nine months ended September 30, 2017 includes non-cash interest and amortization of debt discount totaling $4.6 million.

Gain on Foreign Currency Exchange

For the nine months ended September 30, 2016, there was no financial impact of foreign currency exchange. For the nine months ended September 30, 2017, we recognized a gain on foreign currency exchange of $1,000.  This difference is primarily attributable the change in the average rates of currency in which we transacted during 2016 when compared to 2017.

Provision (benefit) for Income Taxes

We had a benefit for income taxes of $780,000 for the nine months ended September 30, 2016 related to a state tax benefit associated with the 5.50% Notes.  We had no tax provision for the nine months ended September 30, 2017 since we are now in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $69.3 million and $70.8 million for the nine months ended September 30, 2016 and 2017, respectively. Our operating activities used $57.1 million of cash and $55.2 million of cash during the nine months ended September 30, 2016 and 2017.  At September 30, 2017, we had an accumulated deficit of $296.7 million, a working capital surplus of $71.0 million and cash, restricted cash, cash equivalents and marketable securities totaling $102.5 million.

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

In August 2016, we issued $40.0 million in aggregate principal amount of the 13% Senior Secured Notes and issued another $40.0 million in aggregate principal amount following FDA approval of ARYMO ER in January 2017 (the “13% Notes”).  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO (oxycodone HCI, USP) tablets for oral use only – CII, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter periods most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.

In March 2017, we initiated sales of shares under our July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 1,126,528 shares of Common Stock through September 30, 2017, resulting in net proceeds of $3.7 million after deducting commissions of $114,000.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our Common Stock, for an aggregate offering price of up to $30.0 million (inclusive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, any additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

In July 2017, we completed an underwritten public offering of 16,666,667 shares of our Common Stock and accompanying warrants to purchase 16,666,667 shares of our Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant for gross proceeds of $30.0 million.  The net offering proceeds were $28.6 million after deducting underwriting discounts and commissions of $1.4 million. Each warrant has an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of Common Stock and warrants were issued separately.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2017:

(in thousands)	Nine Months Ended
	September 30,
	2016	2017
Net cash provided by (used in):
Operating activities	$(57,078)	$(55,168)
Investing activities	34,976	(22,389)
Financing activities	21,649	70,501
Effect of foreign currency translation on cash	410	451
Net decrease in cash	$(43)	$(6,605)

Cash Flows from Operating Activities

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

Net cash used in operating activities for the nine months ended September 30, 2017 was $55.2 million and consisted primarily of a net loss of $70.8 million.  The net loss was partially offset by $12.0 million of net non-cash adjustments to reconcile net loss to net cash used in operations, which included stock-based compensation expense of $5.1 million, non-cash interest and amortization of debt discount of $4.6 million and depreciation and amortization expense of $3.8 million and the change in fair value of our derivative liability of $1.5 million. Net cash inflows from changes in operating assets and liabilities of $3.6 million consisted of an increase in deferred revenues of $4.8 million and an increase in accounts payable of $3.2 million, offset by an increase in accounts receivable of $4.5 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $35.0 million and consisted of $81.0 million from maturity of investments, $8.6 million from the sale of investments, offset by $45.5 million for the purchase of investments and $9.1 million for the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was $22.4 million and consisted primarily of purchases of investments for $93.4 million, offset by cash inflows of $59.3 million and $12.2 million for the maturity and sale of investments, respectively.

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

Net cash provided by financing activities was $70.5 million for the nine months ended September 30, 2017 and consisted of $38.3 million in net proceeds from the issuance of the 13% Notes and Royalty Rights and $32.5 million in net proceeds from the issuance of Common Stock and warrants pursuant to our July 2017 underwritten public offering and our “at-the-market” offering.

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

We believe that our cash and cash equivalents and marketable securities at September 30, 2017, and our corporate restructuring initiative announced in August 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2020.  However, our future operating and capital requirements will depend on many factors, including:

•	the commercial success of our approved products;
•

the cost of our current commercialization activities, including marketing, sales and distribution costs, as well as commercialization activities for any future product candidates that are approved for sale; our ability to establish collaborations or product acquisitions on favorable terms, if at all;

•	the costs, timing and outcome of regulatory review;
•	the results of our clinical trials;
•	the scope, progress, results and costs of product development of our product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending intellectual property-related claims; and
•

our ability to raise additional capital, which is currently limited by the covenants and other restrictions contained in the agreements governing our existing indebtedness, as well as the limited number of authorized shares available for issuance under our certificate of incorporation.

Please see the “Risk Factors” section of this Quarterly Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2017 for additional risks associated with our substantial capital requirements.

Purchase Commitments

Other than as described in our Quarterly Report as filed with SEC on May 10, 2017, with respect to the purchase of ARYMO ER, we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief financial officer, chief operating officer, chief commercial officer, and chief scientific officer, that provide for, among other things, salary, bonus and severance payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, and September 30, 2017, we had cash and cash equivalents, restricted cash and marketable securities of $86.8 million and $102.5 million, respectively, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of September 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, we implemented a new enterprise resource planning (“ERP”) system. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new system and interfaces to simplify and synchronize our existing internal control over financial reporting.

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 11 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, was updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and is further updated for the following:

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we will not be able to commercialize our product candidates or face limited commercialization of our products, and we will generate limited or no product revenues related to those products or product candidates.

Even if we comply with all FDA pre‑approval regulatory requirements, the FDA may not determine that some or all of our product candidates are safe and effective, and we may never obtain regulatory approval for some or all of our product candidates. If we fail to obtain regulatory approval for some or all of our product candidates, we will have fewer commercial products, and correspondingly lower product revenues. Even if our product candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products.  In addition, if we do not receive regulatory approval for supplements or supplemental applications for expanded dosage strengths or labeling claims for our products, our revenues related to those products may be limited.

Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to perform lengthy Phase 4 post‑approval clinical efficacy or safety trials. These trials could be very expensive. Based on outcomes of on-going Phase 4 commitment for OXAYDO, the FDA may also require us to amend our label, or if the intranasal HAP study that we are contemplating is not acceptable to the FDA, our ability to market OXAYDO as an abuse discouraging drug may be adversely affected.  In addition, the FDA may not approve the labeling claims, including claims regarding abuse deterrence, that we believe are necessary or desirable for the successful commercialization of our products and product candidates.  For example, the FDA approved label for ARYMO ER contains abuse-deterrent claims for the intravenous route of abuse, but the FDA did not approve the inclusion of abuse-deterrent claims for the oral and intranasal routes of abuse.  The intranasal abuse-deterrent claim was blocked by another company’s exclusivity.

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

The FDA has publicly stated that explicit claims that a product is expected to result in a meaningful reduction of abuse must be supported by randomized, double‑blind, controlled clinical studies of the abuse potential of the drug and that explicit claims that a product has demonstrated reduced abuse in the community will be required to be supported by post‑marketing data, including formal post‑marketing studies evaluating the effect of abuse‑deterrent formulations. Although we intend to conduct such studies, there can be no assurance that our product candidates in development or our existing products will receive FDA‑approved labeling that describes the any or all of the abuse‑deterrent features of such products. If the FDA does not approve labeling containing such information, we will not be able to promote such products based on some or all of their abuse‑deterrent features, may not be able to differentiate such products from other opioid products containing the same active ingredients.  For example, the FDA approved abuse-deterrent labeling for

ARYMO ER for the intravenous route of abuse, but did not approve the inclusion of abuse-deterrent claims for the oral and intranasal routes of abuse.  The intranasal abuse-deterrent claim was blocked by another company’s exclusivity.

In addition, recent public comments from FDA and members of Congress have highlighted the importance of addressing the opioid abuse epidemic.  Given the changing legislative and regulatory environment, it is difficult to predict how existing laws and regulations may affect the future approval and continued marketing of opioids, including those that fulfill current abuse-deterrent FDA guidance.  It is also difficult to predict how the FDA’s requirements with regard to approving abuse-deterrent labelling for opioids will evolve and how that will impact existing or future drug applications.

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

If we are not able to comply with the applicable continued listing requirements or standards of NASDAQ, NASDAQ could delist our common stock.

Our common stock is currently listed on NASDAQ. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from NASDAQ and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

3.1

Third Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended (incorporated by reference to Exhibit 3.1 to Egalet Corporation’s quarterly report on Form 10‑Q filed with the Securities and Exchange Commission on August 7, 2015).

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

3.1

Third Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended (incorporated by reference to Exhibit 3.1 to Egalet Corporation’s quarterly report on Form 10‑Q filed with the Securities and Exchange Commission on August 7, 2015).

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

Date: November 8, 2017

EGALET CORPORATION

	By:	/s/ STANLEY J. MUSIAL
Stanley J. Musial
Chief Financial Officer