Form 10-Q
period 2018-03-31
Egalet Corp
filed 2018-05-10
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock, $0.001 par value                                 Shares outstanding as of May 10, 2018: 52,881,201

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2018.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	March 31, 2018

Assets
Current assets:
Cash and cash equivalents	$31,090	$33,679
Marketable securities, available for sale	59,953	40,786
Accounts receivable	4,120	14,983
Inventory	3,225	2,113
Prepaid expenses and other current assets	2,672	2,232
Other receivables	893	911
Total current assets	101,953	94,704
Intangible assets, net	6,583	6,091
Restricted cash	400	400
Property and equipment, net	9,911	9,252
Deposits and other assets	1,011	851
Total assets	$119,858	$111,298
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	10,160	10,142
Accrued expenses	16,104	25,143
Deferred revenue	7,456	-
Debt - current	1,081	1,099
Warrant liability	8,166	5,000
Total current liabilities	42,967	41,384
Debt - non-current portion, net	98,890	99,166
Deferred income tax liability	26	946
Derivative liability	16,623	2,167
Other liabilities	727	685
Total liabilities	159,233	144,348

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock--$0.001 par value; 75,000,000 and 275,000,000 shares authorized at December 31, 2017 and March 31, 2018, respectively; 45,939,663 and 53,481,201 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively	46	49
Additional paid-in capital	254,871	271,551
Accumulated other comprehensive income	1,008	1,102
Accumulated deficit	(295,300)	(305,752)
Total stockholders' deficit	(39,375)	(33,050)
Total liabilities and stockholders’ deficit	$119,858	$111,298

See accompanying notes to unaudited consolidated financial statements.

 Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2018
Revenues
Net product sales	$5,427	$6,261
Total revenue	5,427	6,261

Cost and Expenses
Cost of sales (excluding amortization of product rights)	1,325	2,216
Amortization of product rights	503	537
General and administrative	8,491	7,073
Sales and marketing	9,258	9,055
Research and development	6,520	1,303
Total costs and expenses	26,097	20,184
Loss from operations	(20,670)	(13,923)
Other (income) expense:
Change in fair value of warrant and derivative liability	(12)	(5,125)
Interest expense, net	4,534	3,556
Other gain	181	—
	4,703	(1,569)
Net loss	$(25,373)	$(12,354)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.02)	$(0.26)
Weighted-average shares outstanding, basic and diluted	24,766,147	47,303,659

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2018
Net loss	$(25,373)	$(12,354)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(35)	(30)
Foreign currency translation adjustments	129	124
Comprehensive loss	$(25,279)	$(12,260)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2018
Operating activities:
Net loss	$(25,373)	$(12,354)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,429	1,210
Change in fair value of warrant and derivative liability	(12)	(5,125)
Stock-based compensation expense	1,793	952
Non-cash interest and amortization of debt discount	1,471	496
Amortization of premium (discount) on marketable securities	25	(97)
Changes in assets and liabilities:
Accounts receivable	(4,302)	(11,234)
Inventory	189	955
Prepaid expenses and other current assets	962	439
Other receivables	(37)	2
Deposits and other assets	(76)	164
Accounts payable	4,293	(19)
Accrued expenses	(3,123)	3,995
Deferred revenue	2,200	—
Other current liabilities	1	—
Other liabilities	(46)	(44)
Net cash used in operating activities	(20,606)	(20,660)
Investing activities:
Payments for purchase of property and equipment	(64)	(3)
Purchases of investments	(55,945)	(4,265)
Sales of investments	—	—
Maturity of investments	20,000	23,500
Net cash (used in) provided by investing activities	(36,009)	19,232
Financing activities:
Net proceeds from issuance of common stock	1,007	4,157
Net proceeds from debt and royalty rights	38,304	—
Royalty payments in connection with the 13% Notes	(146)	(201)
Net cash provided by financing activities	39,165	3,956
Effect of foreign currency translation on cash and cash equivalents	82	61
Net (decrease) increase in cash and restricted cash	(17,368)	2,589
Cash and restricted cash at beginning of period	44,755	31,490
Cash and restricted cash at end of period	$27,387	$34,079

Supplemental disclosures of cash flow information:
Cash interest payments	$3,784	$5,878
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$12,497

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization and Business Overview

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-deterrent (“AD”) formulations of opioids to patients and healthcare providers. The Company is currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”) and ARYMO® ER (morphine sulfate) extended-release (“ER”) tablets, for oral use CII (“ARYMO ER”).

SPRIX Nasal Spray is a nonsteroidal anti-inflammatory drug indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.  OXAYDO is an immediate release (“IR”) oxycodone product designed to discourage abuse via snorting, indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.ARYMO ER is an ER morphine product formulated with AD properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. ARYMO ER is the Company’s first product developed using its proprietary Guardian™ Technology.

The Company also has a pipeline of products developed using Guardian Technology with respect to which it may look to partner. The Company plans to continue to grow revenues of its three commercial products, explore business development opportunities and leverage its proprietary Guardian Technology.

Liquidity and Substantial Doubt in Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of March 31, 2018, the Company had an accumulated deficit of $305.8 million and will need to improve cash generated from product sales and may require additional capital to fund its commercialization strategies for SPRIX Nasal Spray, OXAYDO and ARYMO ER.  The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial infrastructure.

As of March 31, 2018, and through the date of this report, the Company was not in compliance with certain Nasdaq Global Market listing requirements. The Company’s outstanding 5.50% convertible notes in the principal amount of $24.6 million contain redemption features in the event the Company is not able to maintain its Nasdaq Global Market listing. The Company’s outstanding 6.50% convertible notes in the principal amount of $23.9 million contain redemption features in the event the Company is not able to maintain any Nasdaq listing. Refer to Note 7 – Long Term Debt for further information. These factors, in combination with others described above, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company continues to seek other sources of capital and alternatives, such as contemplating a reverse stock split, to maintain its listing on the Nasdaq. However, if the Company is unable to raise sufficient capital or maintain its Nasdaq listing to prevent the redemption of its convertible notes, the Company will not have sufficient liquidity to fund its business operations for at least the next year following the date that the financial statements are issued.  Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The accompanying consolidated financial information at March 31, 2018 and the three months ended March 31, 2017 and 2018 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2018, the consolidated results of its operations and comprehensive loss for the three months ended March 31, 2017 and 2018, and consolidated cash flows for the three months ended March 31, 2017 and 2018, except, in each case, as described above under “Liquidity and Substantial Doubt in Going Concern.” The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 filed on March 16, 2018 with the SEC.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, except as described in Note 3 – Revenue from contracts with customers.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements, and has not yet determined what effect, if any, the impact of adoption will be.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 and early adoption is not permitted. The Company has adopted the standard in the current period and determined there to be no impact of the adoption in the three months ended March 31, 2018.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires an entity to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require an entity to use more judgment and make more estimates than under the current guidance. The new guidance became effective in calendar year 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers:  Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers:  Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition (collectively “ASC 606”). These standards are effective for the Company beginning in the first quarter of 2018.

The Company formed a task force that analyzed the Company’s customer contracts and the impacts the standard had on previously reported revenues and future revenues. Under ASC 606, the Company recognizes net product sales at the time it ships its products to its customers (primarily wholesalers and specialty pharmacies), rather than its historic policy of recognizing net product sales when prescriptions are dispensed to patients.  As a result, the Company now recognizes net product sales under such contracts earlier under ASC 606 than it would have recognized under the historic guidance.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. Refer to Note 3 — Revenue From Contracts with Customers for further details.

3. Revenue From Contracts with Customers

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, referred to herein as the “new guidance”. The reported results as of, and for the three months ended March 31, 2018 reflect the application of ASC 606 guidance while the reported results as of, and for the three months ended March 31, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 had a material impact on the Company’s consolidated financial position, results of operations and stockholders’ deficit as of the adoption date and for the three months ended March 31, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's products to its customers and will provide financial statement readers with enhanced disclosures.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers for which all performance obligations were satisfied as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Rather, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. As a result of applying the modified retrospective method in adopting the new revenue guidance, the following adjustments were made to accounts on the Company’s consolidated balance sheets as of January 1, 2018:

	December 31, 2017	Adjustments due to ASU 2014-09	January 1, 2018
Accounts receivable	4,120	(371)	3,749
Inventory	3,225	(157)	3,068
Accrued expenses	16,104	5,028	21,132
Deferred revenue	7,456	(7,456)	-
Accumulated deficit	(295,300)	1,900	(293,400)

Under ASC 606, the Company recognizes net product sales at the time it ships its products to its customers (primarily wholesalers and specialty pharmacies), rather than the legacy GAAP policy of recognizing net product sales when prescriptions are dispensed to patients.  As a result, the adjustments reflect the recognition of all deferred revenue related to product shipped to the Company’s customers, but not yet dispensed to patients and the related decrease in inventory.  In addition, the Company recorded accrued expenses for patient discount programs, commercial and government rebates and a reduction in accounts receivable for estimated returns.  An adjustment to accumulated deficit was recorded for the net impact of the preceding adjustments as of January 1, 2018.

Revenue Recognition

Under ASC 606, revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.  To recognize revenue pursuant to the provisions of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct to determine those that are performance obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price to which the Company expects to be entitled after giving effect to returns, rebates, sales allowances and other variable elements with contracts between the Company and its customers.  Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance under the contract and all information (historical, current and forecasted) that is reasonably available.  Sales taxes and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of March 31, 2018.

The Company’s existing contracts with customers contain only a single performance obligation, as such the entire transaction price is allocated to the single performance obligation.  Should future contracts contain multiple performance obligations, those would require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.  The Company determines standalone selling prices based on observable prices or a cost-plus margin approach when one is not available.

The Company’s performance obligations are to provide pharmaceutical products to several wholesalers or a single specialty pharmaceutical distributor.  All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of a promised good to a customer, which is typically upon delivery.  Payments for invoices are generally due within 30 days of invoice date.

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three months ended March 31, 2018:

(in thousands)	Three Months Ended March 31, 2018
Product lines
SPRIX Nasal Spray	$4,814
OXAYDO	1,260
ARYMO ER	187
Total	$6,261

Reserves for Variable Consideration

Revenues from product sales are recorded at the transaction price, which includes estimates of variable consideration for which reserves are established and which result from returns, rebates and sales allowances that are offered within or impacted by contracts between the Company and its customers. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract as of the date of determination.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for its products. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product recalls and expirations, of which it becomes aware. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests.

Specialty Pharmacy Fees

The Company pays certain specialty pharmaceutical distributor fees based on a contractually determined rate. The Company records the fees on shipment to the distributor and recognizes the fees as a reduction of revenue in the same period the related revenue is recognized.

Wholesaler Fees

The Company pays certain pharmaceutical wholesalers fees based on a contractually determined rate. The Company accrues the fees on shipment to the respective wholesalers and recognizes the fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company estimates for cash discounts using the mostly likely amount method by reducing accounts receivable by the prompt pay discount amount. The discount is recognized as a reduction of revenue in the same period as the related revenue.

Patient Discount Programs

The Company offers co-pay discount programs for SPRIX Nasal Spray, OXAYDO and ARYMO ER to patients, in which patients receive a co-pay discount on their prescriptions. The Company estimates the total amount that will be redeemed using the expected value method based on the quantity of product shipped. The Company recognizes the discount as a reduction of revenue in the same period as the related revenue.

Commercial and Government Rebates

The Company contracts with various private and government payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products.  The Company estimates these rebates using the expected value method and records such estimates in the same period the related revenue is recognized, resulting in a reduction of net product sales and the establishment of an accrued expense.

The following table summarizes activity in each of the net product sales allowance and reserve categories for the three months ended March 31, 2018:

(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	2,067	19,541	2,058	277	23,943
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(541)	(6,755)	(797)	—	(8,093)
Credits or payments made for current period sales	(1,333)	(7,979)	(133)	(115)	(9,560)
Balance at March 31, 2018	$590	$12,672	$2,543	$162	$16,165

Total gross product sales					$30,384

Total provision for product sales allowances and accruals as a percentage of total gross sales					79%

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the Company’s reported consolidated balance sheets and statement of operations, as of and for the three months ended March 31, 2018 to the pro-forma amounts had the previous guidance been in effect:

		Adjustments Due to	Pro Forma if the previous
	As reported	ASU 2014-09	accounting was in effect

Accounts receivable	14,983	371	15,354
Inventory	2,113	299	2,412
Accrued expenses	25,143	(7,861)	17,282
Deferred revenue	-	11,691	11,691
Accumulated deficit	(305,752)	(3,160)	(308,912)

Under ASC 606, the Company recognizes net product sales at the time it ships its products to its customers (primarily wholesalers and specialty pharmacies), rather than the legacy GAAP policy of recognizing net product sales when prescriptions are dispensed to patients.  As a result, the adjustments reflect the accrual of deferred revenue related to product shipped to the Company’s customers, but not yet dispensed to patients and the related increase in inventory for deferred cost of goods sold.  In addition, the Company would not have accrued expenses for patient discount programs, commercial and government rebates or a reduction in accounts receivable for estimated returns until the product was dispensed to patients.  The adjustment to accumulated deficit represents the net impact of these items.

		Adjustments Due to	Pro Forma if the previous
	As reported	ASU 2014-09	accounting was in effect
Revenues
Net product sales	$6,261	$(1,473)	$4,788
Cost of sales (excluding amortization of product rights)	2,216	(251)	1,965
Net loss	$(12,354)	$(1,222)	$(13,576)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.03)	$(0.29)
Weighted-average shares outstanding, basic and diluted	47,303,659	47,303,659	47,303,659

Amounts reported on certain line items within net cash used in operating activities on the consolidated statement of cash flows changed as a result of the adoption of ASU 2014-09, but there was no change in the reported amounts of total operating, investing and financing cash flow.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of January 1, 2018 or March 31, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of January 1, 2018 or March 31, 2018.

Costs to Obtain and Fulfill a Contract

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. When shipping and handling costs are incurred after a customer obtains control of the products, the Company also has elected to account for these as costs to fulfill the promise and not as a separate performance obligation. Shipping and handling costs, associated with the distribution of finished products to customers, are expensed as incurred and are recorded in costs of goods sold in the accompanying consolidated statements of operations. The Company expenses incremental costs of obtaining a contract with a customer (for example, commissions) when incurred as the period of benefit is less than one year.

4. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$60,000	$—	$(47)	$59,953
Total	$60,000	$—	$(47)	$59,953

Marketable securities consisted of the following as of March 31, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$40,863	$—	$(77)	$40,786
Total	$40,863	$—	$(77)	$40,786

The fair value of marketable securities as of March 31, 2018 with a maturity of less than one year is $40.8 million.  There were no marketable securities with a maturity of greater than one year as of March 31, 2018.

At March 31, 2018, the Company held six marketable securities that were in a continuous loss position for less than one year and two marketable securities that were in a continuous loss position for one to two years.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at March 31, 2018.

5. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2017 and March 31, 2018:

	December 31,	March 31,
(in thousands)	2017	2018
Raw materials	$850	$850
Work in process	772	767
Finished goods	1,446	496
Deferred cost of sales	157	—
Total	$3,225	$2,113

6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,695	$(3,273)	$4,422	4.00
SPRIX Nasal Spray product rights	4,978	(2,964)	2,014	2.00
IP R&D	183	(36)	147	4.00
Total	$12,856	$(6,273)	$6,583

The following represents the balance of the intangible assets at March 31, 2018:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,725	$(3,561)	$4,164	4.00
SPRIX Nasal Spray product rights	5,040	(3,253)	1,787	2.00
IP R&D	186	(46)	140	4.00
Total	$12,951	$(6,860)	$6,091

There was no impairment to intangible assets in the three months ended March 31, 2017 and 2018.

Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”)

In January 2015, the Company entered into a Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion® Technology (the “OXAYDO License Agreement”). The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone payment in October 2015 as a result of the first commercial sale of OXAYDO.  The Company also incurred transaction costs of $172,000 associated with the OXAYDO License Agreement.  Refer to Note 13 — Acquisitions and License and Collaboration Agreements for additional details.

During the three months ended March 31, 2017 and 2018, the Company recognized amortization expense of $269,000 and $275,000, respectively, related to the OXAYDO product rights intangible asset.

Purchase Agreement with Luitpold Pharmaceuticals, Inc. (“Luitpold”)

In January 2015, the Company entered into and consummated the transactions contemplated by the Purchase Agreement with Luitpold to purchase SPRIX Nasal Spray (the “SPRIX Purchase Agreement”).  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX (ketorolac tromethamine) Nasal Spray for a purchase price of $7.0 million. The Company recorded an intangible asset of $4.6 million related to this transaction.  Refer to Note 13 — Acquisitions and License and Collaboration Agreements for additional details.

During the three months ended March 31, 2017 and 2018, the Company recognized amortization expense of $234,000 and 252,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the drug delivery platform specifically designed to help deter physical abuse of pain medications, the Guardian Technology. Through December 31, 2017, the IP R&D was considered an indefinite-lived intangible asset and was assessed for impairment annually or more frequently if impairment indicators existed.  Following the approval of ARYMO ER in January 2017, the Company began to amortize the intangible asset over a useful life of five years.

 During the three months ended March 31, 2018, the Company recognized amortization expense of $9,000 related to the IP R&D intangible asset.

7. Long-Term Debt

5.50% Convertible Notes Due 2020 (the “5.50% Notes”)

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

Certain provisions in the 5.50% Notes could require accelerated payment of principal and interest.  The 5.50% Notes provide that the delisting of the Company’s Common Stock from the Nasdaq Global Market would constitute a “fundamental change” under the 5.50% Notes, which would entitle the holder, at the holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s 5.50% Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.  On November 24, 2017, the Company received a notice from the Nasdaq that the Company was not in compliance with Nasdaq's Listing Rule 5450(b)(2)(A) (the "Rule"), as the minimum market value of the Company’s Common Stock had been below $50.0 million for 30 consecutive business days. Further, on March 8, 2018, the Company received a notice from Nasdaq that since the minimum closing bid price for the Company’s Common Stock had been below $1.00 for 30 consecutive business days, the Company did not meet the minimum closing bid price requirement in the Rule.  Refer to Note 1- Organization and Description of the Business for further details.

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

The conversion criteria for the 5.50% Notes have not been met at March 31, 2018.  Should the 5.50% Notes become convertible, management will determine whether the intent is to settle in cash, which would result in the liability component of the 5.50% Notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount at issuance.

In September 2016, in connection with the issuance of the 13% Notes (as defined below), the Company and its subsidiaries entered into supplemental indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the indenture guaranteeing the 5.50% Notes.

In December 2017, the Company exchanged, with certain existing 5.50% Noteholders, $36.4 million in principal amount of the 5.50% Notes for (i) approximately $23.9 million of the Company’s new 6.50% Notes, (ii) a warrant exercisable for 3.5 million shares of the Company’s Common Stock and (iii) payments, in cash, of all accrued but unpaid interest as of the closing of the 5.50% Notes exchanged in the transaction.  This exchange was accounted for as a debt extinguishment and the gain on debt extinguishment of $13.2 million, inclusive of the make-whole payments and write-off of deferred financing fees, is reflected in the Company’s consolidated statements of operations during the year ended December 31, 2017.

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018
(in thousands)
Principal	$24,650	$24,650
Unamortized debt discount	(4,222)	(3,821)
Carrying value	$20,428	$20,829

6.50% Convertible Notes Due 2024 (the “6.50% Notes”)

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

The Company consummated the Exchange in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and pursuant to an indenture (the “Indenture”), dated December 27, 2017, by and among the Company, the subsidiary guarantors party thereto as of the date thereof, and The Bank of New York Mellon, as trustee (the “Trustee”).

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

In addition, the Indenture required the Company to use its reasonable best efforts to (i) seek stockholder approval of an amendment to the Company’s Third Amended & Restated Certificate of Incorporation, as amended, in order to increase the amount of authorized shares available for issuance thereunder, and (ii) upon such approval, to reserve from such amount the number of shares that may be issued in respect of the 6.50% Notes and any other securities issued in connection with the Exchange.  In February 2018, the Company held a special meeting of stockholders (the “Special Meeting”) and received stockholder approval of an amendment to the Company’s Third Amended and Restate Certificate of Incorporation (the “Charter Amendment”) to increase authorized shares by 200,000,000 additional shares. Refer to Footnote 8- Stockholders’ Equity for further details. The Exchange Agreements also provide that, for a period of nine months, the Company will not enter into additional exchange transactions with the other holders of the 5.50% Notes the economic terms of which, taken is a whole, are more favorable to the 5.50% Note holders than the December 2017 Exchange.

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

At the date of Exchange, December 27, 2017, the Company did not have sufficient unissued authorized shares to cover the conversion of the outstanding 6.50% Notes and as a result was required to account for the bifurcated conversion feature as a derivative liability which results in a debt discount on the 6.50% Notes.  The fair value of the derivative liability for the conversion feature at the date of Exchange was determined to be approximately $15.0 million and was classified as a liability in the Company’s consolidated balance sheet as of December 31, 2017, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities.

As a result of the Charter Amendment, as of March 31, 2018, the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes and accordingly, the conversion feature is considered indexed to the Company’s Common Stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the three months ended March 31, 2018.

The conversion criteria for the 6.50% Notes have not been met at March 31, 2018.  Should the 6.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the 6.50% Notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $1.7 million were incurred related to the issuance of the 6.50% Notes are accounted for as debt discount.

The following table summarizes how the issuance of the 6.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018
(in thousands)
Principal	$23,888	$23,888
Unamortized debt discount	(20,919)	(20,897)
Carrying value	$2,969	$2,991

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

The Company has used and will use the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the commercialization of ARYMO ER and for general corporate purposes.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.1 million and $3.7 million as of December 31, 2017 and March 31, 2018, respectively, which are classified within current and non-current debt in the consolidated balance sheets.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the Company’s consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 15.2% as of March 31, 2018 based on its best estimate of future cash outflows.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO, SPRIX Nasal Spray and ARYMO ER in the U.S. The estimates of the magnitude and timing of OXAYDO, SPRIX Nasal Spray and ARYMO ER net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company continues to gain experience marketing OXAYDO, SPRIX Nasal Spray and ARYMO ER, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $5.0 million at the issuance of the 13% Notes using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and March 31, 2018:

	December 31, 2017	March 31, 2018
(in thousands)
Gross proceeds	$80,000	$80,000
Unamortized debt discount	(7,572)	(7,259)
Carrying value	$72,428	$72,741

Current and non-current debt on the Company’s consolidated balance sheets at December 31, 2017 and March 31, 2018 includes the carrying value of the 5.50% Notes, 6.50% Notes and the 13% Notes, as well as $4.1 million and $3.7 million, respectively, for the Royalty Rights issued in connection with the 13% Notes.

8. Stockholders’ Equity

At the Market Offering

In July 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could, at its discretion, from time to time, sell shares of its Common Stock, for an aggregate offering price of up to $30.0 million. The Company provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares of Common Stock under the 2015 Sales Agreement have been and, if there are additional sales under the 2015 Sales Agreement, will be, made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company has initiated sales of shares under the 2015 Sales Agreement at various times beginning in March 2017 and has sold an aggregate of 7,434,336 shares of Common Stock through March 31, 2018, resulting in gross proceeds of $8.5 million before deducting commissions of $254,000. The Company has sold an aggregate of 106,120 shares under the Sales Agreement during the period subsequent to March 31, 2018, resulting in gross proceeds of $77,000 before deducting commissions of $2,000.

July 2017 Equity Offering

On July 6, 2017, the Company entered into an underwriting agreement with Cantor relating to an underwritten public offering (the “July 2017 Equity Offering”) of 16,666,667 shares of the Company’s Common Stock and accompanying warrants to purchase 16,666,667 shares of Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant, for gross proceeds of $30.0 million.  The net offering proceeds were $28.6 million after deducting underwriting discounts and commissions and offering-related costs of $1.4 million. Each warrant had an initial exercise price of $2.70, subject to adjustment in certain circumstances.  As of March 31, 2018, the warrants had an exercise price of $2.03. The shares of Common Stock and warrants were issued separately. The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance.

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

The fair value of the warrants to purchase shares of the Company’s Common Stock in connection with the July 2017 Equity Offering was $9.7 million on the date of issuance, which was determined using a lattice model that takes into account various future financing scenarios and the impact of those scenarios on the fair value of the warrants.  The fair value of the warrants of $9.7 million on the date of issuance was recorded as a liability which will be marked to its estimated fair value at each reporting period. Refer to Footnote 9- Fair Value Measurements for further details.

Reclassification of the Derivative Liability

 In February 2018, the Company received shareholder approval to increase authorized shares by 200,000,000 additional shares.  Prior to this approval, the embedded conversion options in the 6.50% Notes were required to be separately accounted for as a derivative liability. Upon the shareholder approval to increase authorized shares, the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes. The fair value of the derivative liability of $12.5 million was reclassified from a liability into stockholders’ equity during the three months ended March 31, 2018.

9. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2017

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$16,973	$—	$—	$16,973
Marketable securities, available-for-sale	—	59,953	—	59,953
Total assets	$16,973	$59,953	$—	$76,926

Liabilities
Interest make-whole derivatives	$—	$—	$2,589	$2,589
Conversion feature, 6.50% Notes	—	—	14,034	14,034
Warrant liability	—	—	8,166	8,166
Total liabilities	$—	$—	$24,789	$24,789

(in thousands)	Fair Value Measurements as of March 31, 2018

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds and commercial paper)	$26,382	$—	$—	$26,382
Marketable securities, available-for-sale	—	40,786	—	40,786
Total assets	$26,382	$40,786	$—	$67,168

Liabilities
Interest make-whole derivatives	$—	$—	$2,167	$2,167
Warrant liability	—	—	5,000	5,000
Total liabilities	$—	$—	$7,167	$7,167

The following tables set forth a summary of changes in the fair value during the three months ended March 31, 2018:

(in thousands)				Reclassification	Fair Value
	December 31,			to Additional	Change in	March 31,
	2017	Additions		Paid in Capital	2018	2018
Interest make-whole derivatives	2,589	$—	$		$(422)	$2,167
Conversion feature, 6.50% Notes	14,034	—		(12,497)	(1,537)	—
Warrant liability	8,166	—			(3,166)	5,000
Total liabilities	$24,789	$—		$(12,497)	$(5,125)	$7,167

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

The embedded conversion options in the 6.50% Notes were required to be separately accounted for as derivatives as at December 31, 2017 as the Company did not have enough available authorized shares to cover the conversion obligation as of the date of issuance as of December 31, 2017.  In February 2018, the Company received stockholder approval for the Charter Amendment, which increased the Company’s authorized shares of Common Stock by 200,000,000.  As the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes, the conversion feature is considered indexed to their stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the three months ended March 31, 2018.

The Company has determined that the above features are embedded derivatives and has recognized the fair value of the derivatives as liabilities in the Company’s consolidated balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities.

The fair value of the Company’s warrant liability was estimated utilizing a lattice tree model both for the initial valuation and as of March 31, 2018.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Various future financing scenarios
•	Volatility of the Company’s Common Stock and risk free rate

As of March 31, 2018, the fair value of the 5.50% Notes and 6.50% Notes included interest make whole features, that were estimated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at March 31, 2018 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$9,120	$20,829	$24,650
6.50% Notes due 2024	$2,778	$2,991	$23,888

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at December 31, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$11,699	$20,428	$24,650
6.50% Notes due 2024	$4,643	$2,969	$23,888

The fair value of the Company’s 13% Notes approximates its carrying value of $72.7 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2017	2018
Basic and diluted net loss per common share calculation:
Net loss	$(25,373)	$(12,354)
Weighted average common stock outstanding	24,766,147	47,303,659
Net loss per share of common stock—basic and diluted	$(1.02)	$(0.26)

The following outstanding securities for the three months ended March 31, 2017 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2018
Stock options outstanding	3,482,479	4,225,500
Unvested restricted stock awards	373,138	622,771
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	1,657,757
Common shares issuable upon conversion of the 6.50% Notes	—	17,907,047
Common shares issuable upon exercise of warrants	—	17,666,667
Total	7,957,977	42,079,742

11. Stock-Based Compensation

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

At the end of each offering period, shares of the Company’s Common Stock may be purchased at 85% of the lower of the fair market value of the Company’s Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the pricing date) represents a stock option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company recognized stock-based compensation expense of $35,000 and $8,000, respectively, during the three months ended March 31, 2017 and 2018, related to the Purchase Plan.

Shares Available for Future Grant Under Equity Compensation Plans

As of March 31, 2018, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	4,600,000
Common stock options granted under the 2013 Plan	(5,528,188)
Common stock options granted under the Inducement Plan	(212,500)
Restricted stock awards granted under the 2013 Plan	(1,543,660)
Restricted stock units granted under the 2013 Plan	(600,000)
Common stock issued under the Purchase Plan	(98,548)
Stock options and restricted stock awards forfeited	1,525,811
Remaining shares available for future grant	872,915

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2018
General and administrative	$1,356	$822
Sales and marketing	159	66
Research and development	278	64
Total stock based compensation expense	$1,793	$952

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2017	4,110,612	$6.41
Granted	337,250	0.92
Exercised	—	—
Forfeited	(72,828)	6.08
Cancelled	(149,534)	9.20
Outstanding at March 31, 2018	4,225,500	$5.88	8.40
Vested or expected to vest at March 31, 2018	4,225,500	$5.88	8.40
Exercisable at March 31, 2018	1,382,547	$8.29	7.45

The intrinsic value of the 4,225,500 stock options outstanding as of March 31, 2018 was $0, based on a per share price of $0.63, the Company’s closing stock price on that date, and a weighted-average exercise price of $5.88 per share.

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

The Company used the binomial model to estimate the compensation cost for the June 2017 Grant.  Key assumptions used in calculating the total estimated compensation cost of $1,334,000 included (i) an estimated term of 5.6 years, (ii) expected volatility of 95.54%, (iii) expected dividends of $0.00 and (iv) a risk-free return of 1.80%.  Stock-based compensation expense related to the June 2017 Grant will be recognized ratably over the requisite service period of 5.6 years and amounted to $60,000 for the three months ended March 31, 2018.

The per-share weighted-average grant date fair value of the options granted to employees during the three months ended March 31, 2018 was estimated at $0.66 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three months ended March 31, 2018
Risk-free interest rate	2.68%
Expected term of options (in years)	6.25
Expected volatility	80.60%
Dividend yield	—

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

As of March 31, 2018, there was $7.1 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan, which will be recognized over the weighted-average remaining period of 2.44 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards at March 31, 2018 and of changes in restricted stock awards outstanding under the 2013 Plan for the three months ended March 31, 2018 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2017	25,047	$7.07
Granted	600,000	$0.76
Forfeited	—	$—
Vested restricted stock awards	(2,276)	$7.07
Unvested at March 31, 2018	622,771	$0.99

For stock awards that vest subject to the satisfaction of service requirements, stock-based compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period.  All of the restricted stock awards reflected above vest based on performance conditions or over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control.

As of March 31, 2018, there was $583,000 of total unrecognized stock-based compensation expense, related to restricted stock awards under the 2013 Plan, which will be recognized over the weighted-average remaining period of 1.37 years.

12. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officers Robert S. Radie and Stanley J. Musial, and former officer Jeffrey M. Dayno. These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same defendants and also asserts claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs bring their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of the Company between November 4, 2015 and January 9, 2017 inclusive.   The consolidated amended complaint bases its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The defendants moved to dismiss the Consolidated Amended Complaint on September 1, 2017, the plaintiffs filed their opposition on October 31, 2017, and the defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the motion to dismiss on February 20, 2018, and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018, the defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Company disputes the allegations in the lawsuit and intends to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

On April 4, 2018, Egalet US, Inc. and Egalet Ltd., subsidiaries of the Company, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc. (“Teva”). The lawsuit was filed under the Hatch-Waxman Act for Teva’s infringement of one of the Company’s patents for ARYMO ER listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book— U.S. Patents No. 9,044,402. The lawsuit was filed in response to a paragraph IV certification that the Company received from Teva on February 23, 2018, stating that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) for a generic version of ARYMO ER.  Teva’s paragraph IV certification alleges that this U.S. patent is invalid and/or will not be infringed by Teva’s proposed product.  This patent for ARYMO ER was granted following review by the U.S. Patent and Trademark Office, is presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence.  Under the Hatch-Waxman Act, the Company was permitted to file suit within 45 days from its receipt of the paragraph IV certification and thereby automatically stay or bar the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patent, whichever is earlier. The Company intends to vigorously enforce its intellectual property rights relating to ARYMO ER.

Halo Manufacturing Agreement

In February 2017, the Company entered into a Drug Product Manufacturing Services Agreement (the “Manufacturing Agreement”) with Halo Pharmaceutical, Inc. (“Halo”) pursuant to which the Company engaged Halo to provide certain services related to the manufacture and supply of ARYMO ER tablets for commercial use in the United States.  The Company is obligated to purchase all its requirements for ARYMO ER from Halo through 2019, and seventy-five percent of its requirements thereafter, subject to certain limited exceptions.  The Company will purchase ARYMO ER pursuant to binding purchase orders at a fixed price based on dosage strength, with specified percentage rebates for annual volumes of product ordered over a specified amount.   In addition, the Company has agreed to purchase certain minimum amounts of manufacturing and additional services per calendar quarter from Halo over the term of the Agreement (the “Quarterly Minimum”).  If the Company fails to meet the Quarterly Minimum, it will be required to pay to Halo the resulting shortfall.  Total commitments to Halo are $3.6 million and $3.6 million in 2018 and 2019, respectively and $7.2 million thereafter.

13. Acquisitions and License and Collaboration Agreements

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

The Company accounted for the arrangement as a business combination.

14. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2017 and 2018, the Company had no tax provision since it had a full valuation allowance for federal, foreign and state purposes.

The Company recorded a deferred tax liability of $920,000, with an offsetting decrease to additional paid in capital during the three months ended March 31, 2018, due to the state tax impact of the embedded conversion liability derivative being reclassified as an equity instrument during the three months ended March 31, 2018. Refer to Note 8 – Stockholders Equity for further details.   The Company had no deferred tax liability for the three months ended March 31, 2017.  The Company maintains a full valuation against all net deferred tax assets for federal and foreign purposes as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, became effective January 1, 2018. The Tax Act had significant changes to U.S. tax law, lowering U.S. corporate income tax rates, implementing a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and modified the taxation of other income and expense items.  Due to the valuation allowance on the Company’s deferred tax assets, these provisions do not have any material impact on the Company.

The Tax Act contains additional international provisions which may impact the Company prospectively, including the tax on Global Intangible Low-Taxed Income.   The Company does not believe the impact will be material given the historical losses in its international subsidiary and projected future losses.

Upon further analyses of certain aspects of the Tax Act and refinement of the Company’s calculations during the three months ended March 31, 2018, the Company determined that an adjustment to the provisional amount is not necessary at this time.  The Company will continue to monitor for future updates to guidance or interpretations issued from the Internal Revenue Service.

15. Subsequent Event

On March 15, 2018, a lawsuit was filed by the State of Arkansas and multiple local governments in Arkansas in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers, distributors and retailers, and physicians.  The action alleges a variety of claims related to opioid marketing and distribution practices, including false advertising, deceptive trade practices, public nuisance, unjust enrichment, violations of state narcotics statutes and civil conspiracy.  The suit seeks monetary penalties.  The Company was served with the lawsuit on April 30, 2018. The Company disputes the allegations in the lawsuit and intends to defend this action vigorously. The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: our ability to continue as a going concern; our stock price and our ability to remain listed on the Nasdaq, including the potential need to redeem portions of our outstanding indebtedness in the event of such a delisting; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; the level of commercial success of our products and, if approved, our product candidates; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payers and other constituencies; the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities; the success of competing products that are or become available; the accuracy of our estimates of the size and characteristics of the potential markets for our products and product candidates and our ability to serve those markets; the rate and degree of market acceptance of our products and product candidates; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the performance of third parties, including contract research organizations, manufacturers and collaborators; our success with regard to any business development initiatives; the success and timing of our preclinical studies and clinical trials; our ability to recruit or retain key scientific or management personnel or to retain our executive officers, including as a result of most of our outstanding employee stock options being underwater; regulatory developments in the U.S. and foreign countries; the outcome of our intellectual property litigation; any reduction in the United States’ Drug Enforcement Agency’s quotas for opioids; obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; our ability to identify potential acquisition targets, including as a result of limitations under the documents governing our indebtedness and our limited resources, as well as our ability to integrate and grow any businesses or products that we may acquire; the impact of the anti-dilution features in our warrant agreements on our ability to raise additional capital; and changes in tax laws or our effective tax rate.

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

Our Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain and other conditions. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-deterrent (“AD”) formulations of opioids to patients and physicians. We are currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”), OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”) and ARYMO® ER (morphine sulfate) extended-release (“ER”) tablets, for oral use CII (“ARYMO ER”).

We acquired SPRIX Nasal Spray, the first and only approved nasal spray formulation of a nonsteroidal anti-inflammatory drug (“NSAID”), used for short term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. We also licensed OXAYDO, an immediate-release (“IR”) oral formulation of oxycodone designed to discourage intranasal abuse, which is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. ARYMO ER, an ER morphine product formulated with abuse-deterrent properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, is our first product developed using our proprietary Guardian™ Technology.

In January 2018, we announced a partnership with OraPharma, Inc. (“OraPharma”), a division of Valeant Pharmaceuticals International, Inc., to co-promote SPRIX to dentists, dental specialists and oral surgeons across the United States. Later that month, OraPharma began promoting SPRIX to more than 9,000 dentists and oral surgeons. This partnership is our second partnership for SPRIX Nasal Spray.  In 2017, we partnered with Ascend Therapeutics ("Ascend"), which began to promote SPRIX Nasal Spray to approximately 11,000 women's healthcare practitioners in September 2017.  We continue to look for similar partnerships to enable us to bring SPRIX to specialists we are not reaching with our salesforce.

We had success executing on broadening our payer coverage of our products in the first quarter 2018. In February 2018, we announced that both SPRIX Nasal Spray and ARYMO ER were placed in preferred positions for a large Northeast (NE) regional health plan. In April 2018, two additional large regional NE plans also placed ARYMO ER in a preferred formulary position. In May 2018, a large national PBM put SPRIX in a preferred position and added ARYMO ER as a tier 3 unrestricted product for the 3.5 million-member lives. We continue to work with the payer community to broaden access for all our products on behalf of appropriate patients who require them.

To expand the commercial opportunity for OXAYDO, we filed a supplemental new drug application (“sNDA”) with abuse-deterrent data and a prior approval supplement (“PAS”) with data on new dosage strengths. OXAYDO is currently available in 5 mg and 7.5 mg dosage strengths. We received a complete response letter (“CRL”) from the FDA in June of 2017. The FDA requested more information regarding the effect of food on OXAYDO 15 mg and the intranasal AD properties of OXAYDO 10 and 15 mg. In addition, based on discussions with the FDA regarding the sNDA, we believe a contemporary intranasal human abuse potential (“HAP”) study would be needed to complete the sNDA. Given that the issues involved in both the sNDA and PAS are intertwined, we are evaluating our options and the costs associated to proceed on the AD label and/or the additional dosage strengths.

Beyond our commercial programs, we have a pipeline of products developed using our Guardian Technology including Egalet-002, an AD, ER, oral oxycodone formulation which has completed Phase 3 studies. Our primary effort with regard to our product candidates is to potentially identify partners to advance them.

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

Financial Operations

Our net losses for the three months ended March 31, 2017 and 2018 were $25.4 million and $12.4 million, respectively. We recognized revenues in the three months ended March 31, 2017 and 2018 of $5.4 million and $6.3 million, respectively.  As of March 31, 2018, we had an accumulated deficit of $305.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.

Until we become profitable, if ever, we will seek to fund our operations primarily through public or private equity or debt financings, growing our revenue from product sales or other sources. Other additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 filed on March 16, 2018, other than as noted in Note 3 – Revenue From Contracts with Customers.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2018

(in thousands)	Three Months Ended
	March 31,
	2017	2018	Change
Revenues
Net product sales	$5,427	$6,261	$834
Total revenue	5,427	6,261	834

Cost and Expenses
Cost of sales (excluding amortization of product rights)	1,325	2,216	891
Amortization of product rights	503	537	34
General and administrative	8,491	7,073	(1,418)
Sales and marketing	9,258	9,055	(203)
Research and development	6,520	1,303	(5,217)
Total costs and expenses	26,097	20,184	(5,913)
Loss from operations	(20,670)	(13,923)	6,747

Other (income) expense:
Change in fair value of warrant and derivative liability	(12)	(5,125)	(5,113)
Interest expense, net	4,534	3,556	(978)
Other gain	181	—	(181)
	4,703	(1,569)	(6,272)
Loss before provision (benefit) for income taxes	(25,373)	(12,354)	13,019
Provision (benefit) for income taxes	—	—	—
Net loss	$(25,373)	$(12,354)	$13,019

Net Product Sales

Net product sales increased from $5.4 million for the three months ended March 31, 2017 to $6.3 million for the three months ended March 31, 2018.  Net product sales for the three months ended March 31, 2017 consisted of $4.1 million for SPRIX Nasal Spray and $1.3 million for OXAYDO.  Net product sales for the three months ended March 31, 2018 consisted of $4.8 million for SPRIX Nasal Spray, $1.3 million for OXAYDO and $187,000 for ARYMO ER. Due to the adoption of the ASC 606, net product sales in the three months ended March 31, 2018 reflect shipments to customers compared to net product sales in the three months ended March 31, 2017 that reflected prescriptions dispensed to patients.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $1.3 million for the three months ended March 31, 2017 to $2.2 million for the three months ended March 31, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO for the three months ended March 31, 2017 reflects the average cost of inventory produced and dispensed to patients in the period. Cost of sales for ARYMO ER for the three months ended March 31, 2017 includes a portion of inventory produced prior to the FDA approval of ARYMO ER in January 2017, which, accordingly, had been recorded in research and development expense in prior periods.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended March 31, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period. Cost of sales for ARYMO ER for the three months ended March 31, 2018 includes a portion of inventory produced prior to the FDA approval of ARYMO ER in January 2017, which, accordingly, had been recorded in research and development expense in prior periods. There was a charge related to the minimum manufacturing requirements for ARYMO ER of $634,000 in the three months ended March 31, 2018.

Amortization of Product Rights

Amortization of product rights increased from $503,000 for the three months ended March 31, 2017 to $537,000 for the three months ended March 31, 2018.  Amortization of product rights was comprised of $269,000 for the OXAYDO intangible assets and $234,000 for the SPRIX Nasal Spray intangible assets in the three months ended March 31, 2017, and $276,000 for the OXAYDO, $252,000 for the SPRIX Nasal Spray intangible assets and $9,000 for the In-Process Research and Development (“IP R&D”) intangible asset related to our Guardian Technology in the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million, or 16.7%, from $8.5 million for the three months ended March 31, 2017 to $7.1 million for the three months ended March 31, 2018.  The decrease is due to decreases in professional fees of $398,000 and salary and stock-based compensation expense of $890,000 in the three months ended March 31, 2018.

Sales and Marketing Expenses

Sales and marketing expenses decreased $203,000, or 2.2%, from $9.3 million for the three months ended March 31, 2017 to $9.1 million for the three months ended March 31, 2018.

Research and Development Expenses

Research and development expenses decreased by $5.2 million, or 80.0%, from $6.5 million for the three months ended March 31, 2017 to $1.3 million for the three months ended March 31, 2018.  This decrease was driven primarily by a decrease in compensation-related expenses of $1.3 million; a decrease in development costs for Egalet-002, ARYMO ER and OXAYDO of $3.0 million, $544,000 and 151,000, respectively.

Change in Fair Value of Warrant and Derivative Liability

The interest make-whole provisions of the 5.50% Notes and the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering. are subject to re-measurement at each balance sheet date.  In addition, the embedded conversion feature of the 6.50% Notes was subject to re-measurement prior to the reclassification of the derivative liability to stockholders equity in February 2018. Refer to Note 8 – Stockholders’ Equity for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended March 31, 2017 and 2018, we recognized a change in the fair value of our derivative liabilities of $12,000 and $5.1 million, respectively.  The change in fair value of the derivative liability is due primarily to the changes in the value of our common stock during the three months ended March 31, 2017 and 2018.

Interest expense

Interest expense was $4.5 million for the three months ended March 31, 2017 and $3.6 million for the three months ended March 31, 2018.  The decrease was driven primarily by the decrease in interest expense of $1.2 million related to the extinguishment of $36.4 million of the 5.50% Notes in December 2017, offset by an increase of $406,000 for the addition of $23.9 million of 6.50% Notes.

The interest expense of $4.5 million for the three months ended March 31, 2017 includes non-cash interest and amortization of debt discount totaling $1.7 million.  The interest expense of $3.6 million for the three months ended March 31, 2018 includes non-cash interest and amortization of debt discount totaling $449,000.

Provision (benefit) for Income Taxes

We had no provision nor benefit for income taxes for the three months ended March 31, 2017 or March 31, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $25.4 million and $12.4 million for the three months ended March 31, 2017 and 2018, respectively. Our operating activities used $20.6 million of cash and $20.7 million of cash during the three months ended March 31, 2017 and 2018, respectively.  At March 31, 2018, we had an accumulated deficit of $305.8 million, a working capital surplus of $53.3 million and cash, restricted cash, cash equivalents and marketable securities totaling $74.9 million.

Since our initial public offering (“IPO”) we have engaged in the following financing transactions.

In January 2015, we entered into the Loan Agreement with Hercules and certain other lenders, pursuant to which we borrowed $15.0 million under a term loan.  In August 2016, we repaid all outstanding obligations under the Loan Agreement, using the proceeds from the 13% Notes.  Refer to Note 7 — Long-term Debt in the Notes to our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2018 for additional information.

In April and May 2015, we issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 7 — Long-term Debt for additional information.

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

In March 2017, we initiated sales of shares under our July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 7,434,336 shares of Common Stock through March 31, 2018, resulting in gross proceeds of $8.5 million before deducting commissions of $254,000.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our Common Stock, for an aggregate offering price of up to $30.0 million (inclusive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, any additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We have sold an aggregate of 106,120 shares under the Sales Agreement during the period subsequent to March 31, 2018, resulting in gross proceeds of $77,000 before deducting commissions of $2,000.

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

In December 2017, we entered into exchange agreements with certain holders (the “Holders”) of the 5.50% Notes pursuant to which the Holders agreed to exchange, in the aggregate, approximately $36.4 million of outstanding principal amount of the 5.50% Notes for, in the aggregate, (i) approximately $23.9 million of our new 6.50% Notes, (ii) a warrant exercisable for 3.5 million shares of the our common stock and (iii) payments, in cash, of all accrued but unpaid interest as of the closing on the 5.50% Notes exchanged in the transaction.  The 6.50% Notes will pay interest semiannually in arrears on January 1 and July 1 of each year commencing July 1, 2018 at a rate of 6.50% per year.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2018:

(in thousands)	Three Months Ended
	March 31,
	2017	2018
Net cash provided by (used in):
Operating activities	$(20,606)	$(20,660)
Investing activities	(36,009)	19,232
Financing activities	39,165	3,956
Effect of foreign currency translation on cash	82	61
Net (decrease) increase in cash and restricted cash	$(17,368)	$2,589

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $20.6 million and consisted primarily of a net loss of $25.4 million.  The net loss was partially offset by $4.7 million net non-cash adjustments to reconcile net loss to net cash used in operations, which included stock-based compensation expense of $1.8 million, non-cash interest and amortization of debt discount of $1.4 million and depreciation and amortization of premiums and discounts on marketable securities of $1.5 million. Net cash outflows from changes in operating assets and liabilities of $61,000 consisted of an increase in accounts receivable of $4.3 million and a decrease in accrued expenses of $3.1 million, offset by an increase in accounts payable of $4.3 million and a decrease in deferred revenue of $2.2 million.

Net cash used in operating activities for the three months ended March 31, 2018 was $20.7 million and included a net loss of $12.4 million.  Net non-cash adjustments to reconcile net loss to net cash used in operations were $2.5 million, and included $5.1 million in change in fair value of our derivative liability, partially offset by depreciation and amortization expense of $1.2 million, stock-based compensation expense of $952,000 and non-cash interest and amortization of debt discount of $496,000. Net cash outflows from changes in operating assets and liabilities of $5.8 million consisted of an increase in accounts receivable of $11.2 million and an decrease in accrued expenses of $4.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $36.0 million and consisted of $55.9 million used to purchase investments, offset by $20.0 million for the maturity of investments.

Net cash provided by investing activities for the three months ended March 31, 2018 was $19.2 million and consisted primarily of the maturity of investments for $23.5 million, offset by cash outflows of $4.3 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.2 million for the three months ended March 31, 2017 and consisted of $38.3 million in net proceeds from the issuance of the second tranche of the 13% Notes and Royalty Rights and $876,000 in net proceeds from the issuance of common stock pursuant to our “at-the-market” facility.

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2018 and consisted of $4.2 million in net proceeds from the issuance of common stock under our at-the-market offering and employee stock purchase plan.

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

As of March 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $74.9 million. We estimate that this amount will be sufficient to fund our cash requirements into 2020, assuming that our stock remains listed on the Nasdaq exchange. The 5.50% Notes and 6.50% Notes each provide that the delisting of our common stock from the Nasdaq exchange (or, in the case of the 5.50% Notes, the Nasdaq Global Market) would constitute a “fundamental change” under the applicable indenture, which would entitle the holders of such notes, at the holders’ option, to require us to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued  and unpaid interest thereon. If we do not maintain compliance with Nasdaq listing requirements, there will be doubt that we can continue as a going concern, or we may be forced to sell our company or our assets, cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or otherwise liquidate and dissolve our company.  Our future operating and capital requirements will depend on many factors, including:

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

Please see the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2018 for additional risks associated with our substantial capital requirements.

Purchase Commitments

Other than as described in our Annual Report on form 10-K as filed with SEC on May 16, 2018, with respect to the purchase of ARYMO ER from Halo Pharmaceutical, Inc., we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief financial officer, chief operating officer, chief commercial officer, chief scientific officer, chief accounting officer and general counsel, that provide for, among other things, salary, bonus and severance payments.

Legal Proceedings

Please refer to Note 12 - Commitments and Contingencies — Legal Proceedings and Note 15 - Subsequent Event in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, and March 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $91.0 million and $74.9 million, respectively, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the exception for the implementation of certain internal controls related to the new revenue recognition standard adoption on January 1, 2018, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 12 - Commitments and Contingencies—Legal Proceedings and Note 15 - Subsequent Event in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no changes to these risk factors during the three months ended March 31, 2018.

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

3.1

Third Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended (incorporated by reference to Exhibit 3.1 to Egalet Corporation’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

3.2

Amended and Restated Bylaws of Egalet Corporation (incorporated by reference to Exhibit 3.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 11, 2014).

10.1	Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (as amended and restated effective April 5, 2018) (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (as amended and restated effective April 5, 2018) (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2018

EGALET CORPORATION

	By:	/s/ STANLEY J. MUSIAL
Stanley J. Musial
Chief Financial Officer