Form 10-Q
period 2018-06-30
Egalet Corp
filed 2018-08-09
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36295

Egalet Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-3575334 (I.R.S. Employer Identification No.)

600 Lee Road Suite 100 Wayne, PA (Address of Principal Executive Offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: (610) 833-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Common Stock, $0.001 par value                                 Shares outstanding as of August 9, 2018: 56,772,101

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of June 30, 2018.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	June 30, 2018
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,090	$37,829
Marketable securities, available for sale	59,953	32,178
Accounts receivable	4,120	9,083
Inventory	3,225	3,183
Prepaid expenses and other current assets	2,672	1,539
Other receivables	893	889
Total current assets	101,953	84,701
Intangible assets, net	6,583	5,466
Restricted cash	400	400
Property and equipment, net	9,911	8,565
Deposits and other assets	1,011	848
Total assets	$119,858	$99,980
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,160	$8,758
Accrued expenses	16,104	27,949
Deferred revenue	7,456	—
Debt - current, net	1,081	22,386
Warrant liability	8,166	2,833
Total current liabilities	42,967	61,926
Debt - non-current portion, net	98,890	78,620
Deferred income tax liability	26	1,005
Derivative liability	16,623	1,153
Other liabilities	727	634
Total liabilities	159,233	143,338

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock--$0.001 par value; 75,000,000 and 275,000,000 shares authorized at December 31, 2017 and June 30, 2018, respectively; 45,939,663 and 56,298,373 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively	46	52
Additional paid-in capital	254,871	273,379
Accumulated other comprehensive income	1,008	926
Accumulated deficit	(295,300)	(317,715)
Total stockholders' deficit	(39,375)	(43,358)
Total liabilities and stockholders’ deficit	$119,858	$99,980

See accompanying notes to unaudited consolidated financial statements.

 Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Revenue
Net product sales	$6,255	$7,443	$11,682	$13,704
Total revenue	6,255	7,443	11,682	13,704

Costs and Expenses
Cost of sales (excluding amortization of product rights)	1,072	1,565	2,397	3,780
Amortization of product rights	522	531	1,025	1,068
General and administrative	12,471	6,694	20,962	13,767
Sales and marketing	9,340	9,019	18,598	18,074
Research and development	4,594	999	11,114	2,302
Total costs and expenses	27,999	18,808	54,096	38,991
Loss from operations	(21,744)	(11,365)	(42,414)	(25,287)
Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,181)	(12)	(8,306)
Interest expense, net	4,749	3,804	9,283	7,360
Other (gain) loss	(14)	(25)	167	(25)
	4,735	598	9,438	(971)
Loss before provision (benefit) for income taxes	(26,479)	(11,963)	(51,852)	(24,316)
Provision (benefit) for income taxes	—	—	—	—
Net loss	$(26,479)	$(11,963)	$(51,852)	$(24,316)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.04)	$(0.22)	$(2.06)	$(0.48)
Weighted-average shares outstanding, basic and diluted	25,542,733	53,302,399	25,145,440	50,302,419

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2018	2017	2018
Net loss	$(26,479)	$(11,963)	$(51,852)	$(24,316)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2)	59	(37)	29
Foreign currency translation adjustments	491	(235)	620	(111)
Comprehensive loss	$(25,990)	$(12,139)	$(51,269)	$(24,398)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2018
Operating activities:
Net loss	$(51,852)	$(24,316)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,568	2,407
Change in fair value of warrant and derivative liability	(12)	(8,306)
Stock-based compensation expense	3,362	1,954
Non-cash interest and amortization of debt discount	3,055	1,242
Amortization of premium (discount) on marketable securities	56	(144)
Changes in assets and liabilities:
Accounts receivable	(3,999)	(5,334)
Inventory	(249)	(115)
Prepaid expenses and other current assets	1,171	1,133
Other receivables	(121)	(23)
Deposits and other assets	(1,044)	164
Accounts payable	790	(1,403)
Accrued expenses	3,084	6,825
Deferred revenue	2,209	—
Other current liabilities	3	(1)
Other liabilities	(90)	(91)
Net cash used in operating activities	(41,069)	(26,008)
Investing activities:
Payments for purchase of property and equipment	(117)	(9)
Purchases of investments	(55,945)	(23,451)
Sales of investments	3,400	—
Maturity of investments	37,297	51,400
Net cash (used in) provided by investing activities	(15,365)	27,940
Financing activities:
Net proceeds from issuance of common stock	3,809	5,048
Net proceeds from debt and royalty rights	38,304	—
Royalty payments in connection with the 13% Notes	(146)	(201)
Net cash provided by financing activities	41,967	4,847
Effect of foreign currency translation on cash and cash equivalents	380	(40)
Net (decrease) increase in cash and restricted cash	(14,087)	6,739
Cash and restricted cash at beginning of period	44,355	31,490
Cash and restricted cash at end of period	$30,268	$38,229

Supplemental disclosures of cash flow information:
Cash interest payments	$5,462	$5,878
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$12,497

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

The Company also has a pipeline of products developed using Guardian Technology which it may look to partner. The Company plans to continue to grow revenues of its three commercial products, explore business development opportunities and leverage its proprietary Guardian Technology.

Liquidity and Substantial Doubt in Going Concern

As of June 30, 2018, the Company was not in compliance with certain Nasdaq Global Market listing requirements. The Company’s outstanding 5.50% convertible notes (the “5.50% Notes”) in the principal amount of $24.7 million contain redemption features in the event the Company was not able to maintain its Nasdaq Global Market listing. On July 9, 2018, the Company received notice from Nasdaq that the Nasdaq Hearings Panel has approved the transfer of the listing of the Company’s Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market effective at the open of business on July 11, 2018 (the “Transfer”).  The Transfer represents a fundamental change under the 5.50% Notes, whereby the 5.50% Note holders are entitled to require the Company to repurchase for cash all or any portion of the 5.50% Notes at a repurchase price equal to 100% of the principal amount thereof. The continued listing on the Nasdaq Capital Market is subject to (i) the fulfillment of certain conditions and milestones and (ii) the Company’s evidencing a market value of the Company’s common stock of over $35 million for at least 10 consecutive trading days not later than November 20, 2018.  Due to this short-term redemption feature of the 5.50% Notes, the Company reclassified the principal amount of the 5.50% Notes and the related debt discount from non-current liabilities to current liabilities in the Company’s consolidated balance sheet at June 30, 2018. Refer to Note 15 – Subsequent Events for further information.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of June 30, 2018, the Company had an accumulated deficit of $317.7 million and will need to improve cash generated from product sales and may require additional capital to fund its commercialization strategies for SPRIX Nasal Spray, OXAYDO and ARYMO ER.  The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial infrastructure.

The Company’s outstanding 6.50% Notes (as defined below) in the principal amount of $23.9 million contain redemption features in the event the Company is not able to maintain any Nasdaq listing. Refer to Note 7 – Long Term Debt for further information. These factors, in combination with others described above, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company continues to seek other sources of capital and alternatives, such as contemplating a reverse stock split, to maintain its listing on the Nasdaq. However, if the Company is unable to raise sufficient capital or maintain its Nasdaq listing to prevent the redemption of its convertible notes, both the 6.50% Notes referred to herein and the 5.50% Notes described above, the Company will not have sufficient liquidity to fund its business operations for at least the next year following the date that the financial statements are issued.  Accordingly, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The accompanying consolidated financial information at June 30, 2018 and the three and six months ended June 30, 2017 and 2018 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2018, the consolidated results of its operations and comprehensive loss for the three and six months ended June 30, 2017 and 2018, and consolidated cash flows for the six months ended June 30, 2017 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 filed on March 16, 2018 with the SEC.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires changes in restricted cash during the period to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s statement of cash flows. If cash, cash equivalents and restricted cash are presented in more than one line on the Company’s consolidated balance sheets, the new guidance requires a reconciliation of the total in the statement of cash flows to the related captions in the Company’s consolidated balance sheet. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The amendments in this ASU increased the beginning and ending cash balances in the Company’s statement of cash flows. . The Company has adopted the standard in the first quarter of 2018. The adoption had no material impact on the Company’s consolidated statements of cash flows and had no impact on the Company’s consolidated balances sheet or statement of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has defined a process to meet the accounting and reporting requirements of the guidance and is assessing lease arrangements in order to determine the impact ASU 842 adoption will have on the financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 was effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company has adopted the standard in the first quarter of 2018 and determined there to be no material impact of the adoption in the three and six months ended June 30, 2018.

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

3. Revenue From Contracts with Customers

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, referred to herein as the “new guidance”. The reported results as of, and for the three and six months ended June 30, 2018 reflect the application of ASC 606 guidance while the reported results as of, and for the three and six months ended June 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 had a material impact on the Company’s consolidated financial position, results of operations and stockholders’ deficit as of the adoption date and for the three and six months ended June 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's products to its customers and will provide financial statement readers with enhanced disclosures.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers for which all performance obligations were satisfied as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Rather, the Company has reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. As a result of applying the modified retrospective method in adopting the new revenue guidance, the following adjustments were made to accounts on the Company’s consolidated balance sheets as of January 1, 2018:

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of June 30, 2018.

The Company’s existing contracts with customers contain only a single performance obligation and, as such, the entire transaction price is allocated to the single performance obligation.  Should future contracts contain multiple performance obligations, those would require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.  The Company determines standalone selling prices based on observable prices or a cost-plus margin approach when one is not available.

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

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three and six months ended June 30, 2018:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Product lines
SPRIX Nasal Spray	$5,404	$10,218
OXAYDO	1,688	2,948
ARYMO ER	351	538
Total	$7,443	$13,704

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

The following table summarizes activity in each of the net product sales allowance and reserve categories for the  six months ended June 30, 2018:

(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	4,052	36,335	3,908	510	44,805
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(555)	(7,840)	(1,214)	—	(9,609)
Credits or payments made for current period sales	(3,463)	(22,965)	(1,633)	(394)	(28,455)
Balance at June 30, 2018	$629	$13,395	$2,476	$116	$16,616

Total gross product sales					$58,690

Total provision for product sales allowances and accruals as a percentage of total gross sales					76%

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the Company’s reported consolidated balance sheet as of June 30, 2018 to the pro-forma amounts had the previous guidance been in effect:

		Adjustments Due to	Pro Forma if the previous
	As reported	ASU 2014-09	accounting was in effect

Accounts receivable	9,083	371	9,454
Inventory	3,183	423	3,606
Accrued expenses	27,949	(9,850)	18,099
Deferred revenue	-	14,022	14,022
Accumulated deficit	(317,715)	(3,372)	(321,087)

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

The following table compares the Company’s reported consolidated statement of operations for the three and six months ended June 30, 2018 to the pro-forma amounts had the previous guidance been in effect:

		Adjustments Due to	Three Months Ended
	As reported	ASU 2014-09	June 30, 2018
Revenues
Net product sales	$7,443	$(391)	$7,052
Cost of sales (excluding amortization of product rights)	1,565	(144)	1,421
Net loss	$(11,963)	$(247)	$(12,210)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.22)	$(0.01)	$(0.23)
Weighted-average shares outstanding, basic and diluted	53,302,399	53,302,399	53,302,399

		Adjustments Due to	Six Months Ended
	As reported	ASU 2014-09	June 30, 2018
Revenues
Net product sales	$13,704	$(1,867)	$11,837
Cost of sales (excluding amortization of product rights)	3,780	(395)	3,385
Net loss	$(24,316)	$(1,472)	$(25,788)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.48)	$(0.03)	$(0.51)
Weighted-average shares outstanding, basic and diluted	50,302,419	50,302,419	50,302,419

Amounts reported on certain line items within net cash used in operating activities on the consolidated statement of cash flows changed as a result of the adoption of ASU 2014-09, but there was no change in the reported amounts of total operating, investing and financing cash flow.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of January 1, 2018 or June 30, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of January 1, 2018 or June 30, 2018.

Costs to Obtain and Fulfill a Contract

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. When shipping and handling costs are incurred after a customer obtains control of the products, the Company has elected to account for these as costs to fulfill the promise and not as a separate performance obligation. Shipping and handling costs associated with the distribution of finished products to customers are expensed as incurred and are recorded in costs of goods sold in the accompanying consolidated statements of operations. The Company expenses incremental costs of obtaining a contract with a customer (for example, commissions) when incurred as the period of benefit is less than one year.

4. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$60,000	$—	$(47)	$59,953
Total	$60,000	$—	$(47)	$59,953

Marketable securities consisted of the following as of June 30, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$32,195	$—	$(17)	$32,178
Total	$32,195	$—	$(17)	$32,178

The fair value of marketable securities as of June 30, 2018 with a maturity of less than one year is $32.2 million.  There were no marketable securities with a maturity of greater than one year as of June 30, 2018.

At June 30, 2018, the Company held sixteen marketable securities that were in a continuous loss position for less than one year and one marketable security that was in a continuous loss position for one to two years.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at June 30, 2018.

5. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2017 and June 30, 2018:

	December 31,	June 30,
(in thousands)	2017	2018
Raw materials	$850	$841
Work in process	772	863
Finished goods	1,446	1,479
Deferred cost of sales	157	—
Total	$3,225	$3,183

6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,695	$(3,273)	$4,422	4.00
SPRIX Nasal Spray product rights	4,978	(2,964)	2,014	2.00
IP R&D	183	(36)	147	4.00
Total	$12,856	$(6,273)	$6,583

The following represents the balance of the intangible assets at June 30, 2018:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,653	$(3,801)	$3,852	3.60
SPRIX Nasal Spray product rights	4,891	(3,401)	1,490	1.60
IP R&D	177	(53)	124	3.50
Total	$12,721	$(7,255)	$5,466

There was no impairment to intangible assets in the three and six months ended June 30, 2017 or in the three and six months ended June 30, 2018.

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

During the three and six months ended June 30, 2017, the Company recognized amortization expense of $270,000 and $539,000, respectively, related to the OXAYDO product rights intangible asset. During the three and six months ended June 30, 2018, the Company recognized amortization expense of $274,000 and $550,000, respectively, related to the OXAYDO product rights intangible asset.

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

During the three and six months ended June 30, 2017, the Company recognized amortization expense of $235,000 and $469,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset. During the three and six months ended June 30, 2018, the Company recognized amortization expense of $248,000 and $500,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

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

During the three and six  months ended June 30, 2017, the Company recognized amortization expense of $17,000 related to the IP R&D intangible asset. During the three and six months ended June 30, 2018, the Company recognized amortization expense of $9,000 and $18,000, respectively, related to the IP R&D intangible assets.

7. Debt

5.50% Convertible Notes Due 2020 (the “5.50% Notes”)

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced on October 1, 2015. As of June 30, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remain outstanding.

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

The Company may not redeem the 5.50% Notes prior to maturity. The 5.50% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an initial conversion rate of 67.2518 shares per $1,000 principal amount of the 5.50% Notes (equivalent to an initial conversion price of approximately $14.87 per share of Common Stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest.  The Company is obligated to satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election.

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

•	upon the occurrence of specified corporate events, including Fundamental Changes, as defined in the indenture governing the 5.50% Notes (“the 5.50% Notes Indenture”).

On or after January 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date (April 1, 2020), holders may convert all or any portion of their 5.50% Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company is obligated to pay or deliver cash, shares of the Company’s Common Stock or a combination of cash and shares of the Company’s Common Stock, at the Company’s election, and an interest make-whole payment in shares of the common stock, if applicable. If the Company satisfies the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s Common Stock, the amount of cash and shares of Common Stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period.

In addition, following certain corporate events that occur prior to the maturity date, the Company is obligated to increase the conversion rate for a holder who elects to convert its 5.50% Notes in connection with such a corporate event in certain circumstances.  Holders will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, interest will be deemed to be paid in full, rather than cancelled, extinguished or forfeited from the consideration paid to the holders upon conversion of a 5.50% Note.

On or after the date that is six months after the last date of original issuance of the 5.50% Notes, if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to the conversion price for the 5.50% Notes on each applicable trading day, the Company is obligated to, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 5.50% Notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. The Company is obligated to pay any interest make-whole payment by delivering shares of the Company’s Common Stock valued at 95% of the simple average of the daily volume weighted average price for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares the Company may deliver in connection with a conversion of the 5.50% Notes, including those delivered in connection with an interest make-whole payment, will not exceed 77.3395 shares of Common Stock per $1,000 principal amount of 5.50% Notes, subject to adjustment.  The Company will not be required to make any cash payments in lieu of any fractional shares or have any further obligation to deliver any shares of Common Stock or pay any cash in excess of the threshold described above. In addition, if in connection with any conversion the conversion rate is adjusted, then such holder will not receive the interest make-whole payment with respect to such 5.50% Note.

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

On July 9, 2018, the Company received notice from Nasdaq that the Nasdaq Hearings Panel has approved the Transfer. Under the 5.50% Notes Indenture, the Company’s Common Stock ceasing to be listed on The Nasdaq Global Market as a result of the Transfer constituted a “Fundamental Change.” In accordance with the 5.50% Notes Indenture, on July 31, 2018, the Company delivered to the holders of the 5.50% Notes a Fundamental Change Company Notice, Make-Whole Fundamental Change notice and Offer to Repurchase (the “Fundamental Change Company Notice”) pursuant to which, as a result of the Transfer and pursuant to the terms of the 5.50% Notes Indenture and 5.50% Notes, the Company offered to repurchase, at the option of each holder, all 5.50% Notes that are validly tendered for repurchase, and not properly withdrawn, at any time prior to 5:00 p.m., New York City time, on September 18, 2018 (the “Expiration Time”), which is the close of business on the Business Day immediately preceding the Fundamental Change Repurchase Date. Pursuant to Section 15.02(a) of the 5.50% Notes Indenture, the Fundamental Change Repurchase Date must be a date not less than 20 nor more than 35 business days after the date of the Fundamental Change Company Notice. Accordingly, the Fundamental Change Repurchase Date is scheduled for September 19, 2018.

Pursuant to the terms of the 5.50% Notes Indenture and the 5.50% Notes, the Company is obligated, on the Fundamental Change Repurchase Date, to pay the Fundamental Change Repurchase Price, payable in cash, equal to 100% of the principal amount of the Notes being repurchased. As the Fundamental Change Repurchase Date falls after the next Regular Record Date (as defined in the 5.50% Notes Indenture) of September 15, 2018 but prior to the next Interest Payment Date (as defined in the 5.50% Notes Indenture) to which such Regular Record Date relates of October 1, 2018, the Company is obligated to pay the full amount of accrued and unpaid interest to holders of record as of such Regular Record Date on such Interest Payment Date in accordance with the 5.50% Notes Indenture. Refer to Note 1– Organization and Description of the Business and Note 15 – Subsequent Events for further details.

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

The conversion criteria for the 5.50% Notes have not been met at June 30, 2018.  As a result of the Transfer and the corresponding Fundamental Change under the 5.50% Notes Indenture, the conversion criteria for the 5.50% Notes was met as of July 11, 2018.

If an event of default (as defined in the 5.50% Indenture) occurs and is continuing (other than specified events of bankruptcy or insolvency with respect to the Company), the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 5.50% Notes may declare all the outstanding 5.50% Notes to be due and payable immediately. If an event of default relating to specified events of bankruptcy or insolvency with respect to the Company occurs, all the outstanding 5.50% Notes will immediately become due and payable without any declaration or other act on the part of the trustee or any holders of the 5.50% Notes.  Notwithstanding the foregoing, the 5.50% Notes Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 5.50% Notes Indenture will, for the first 180 days after such event of default, consist exclusively of the right to receive additional interest on the 5.50% Notes.  Events of default under the 5.50% Notes Indenture include, among other things, a default in payment of principal on the 5.50% Notes (including upon any required repurchase), a default in payment of any other indebtedness for money borrowed in excess of $5,000,000 if such default is not cured or waived within 30 days and certain events of bankruptcy or insolvency, both voluntary and involuntary.

Transaction costs of $4.1 million related to the issuance of the 5.50% Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt discount and equity issuance costs, respectively. Approximately $1.3 million of this amount was allocated to equity and the remaining $2.8 million was recorded as debt discount at issuance.

In September 2016, in connection with the issuance of the 13% Notes (as defined below), the Company and its subsidiaries entered into supplemental indentures with the trustee for the 5.50% Notes pursuant to which the Company’s subsidiaries became guarantors under the 5.50% Notes Indenture.

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

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and June 30, 2018:

	December 31, 2017	June 30, 2018
(in thousands)
Principal	$24,650	$24,650
Unamortized debt discount	(4,222)	(3,404)
Carrying value	$20,428	$21,246

The carrying value of the 5.50% Notes was classified as a non-current liability on the Company’s consolidated balance sheets at December 31, 2017. The carrying value of the 5.50% Notes was classified as a current liability on the Company’s consolidated balance sheets at June 30, 2018 due to the fundamental change provisions of the 5.50% Notes Indenture. Refer to Note 1- Organization and Description of the Business for further details.

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

The Company is obligated to pay interest on the 6.50% Notes semiannually in arrears on January 1 and July 1 of each year commencing July 1, 2018 at a rate of 6.50% per year, which rate is subject to adjustment in accordance with the terms of the Indenture (the 6.50% Notes Indenture”) and as described below.  The 6.50% Notes are general unsecured obligations of the Company and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The 6.50% Notes will mature on December 31, 2024, unless earlier repurchased, redeemed or converted in accordance with the terms of the 6.50% Notes Indenture prior to such date. Subject to certain conditions, on or after January 1, 2021, the Company may redeem for cash all or a part of the 6.50% Notes.  The 6.50% Notes will be convertible at any time until the close of business on the business day immediately preceding the maturity date.  Upon conversion and subject to certain conditions, holders of the 6.50% Notes are entitled to receive shares of the Company’s Common Stock at an initial conversion rate of 749.6252 shares of Common Stock per $1,000 principal amount of 6.50% Notes, which is equivalent to an initial conversion price of approximately $1.33 per share and is subject to adjustment under the terms of the 6.50% Notes Indenture. Similar to the 5.50% Notes, the 6.50% Notes provide for an interest make-whole payment in connection with conversions that occur prior to January 1, 2021.  For any Conversion Date that occurs prior to the close of business on the business day immediately preceding January 1, 2021, the Company is obligated to, in addition to the other consideration payable or deliverable in connection with any conversion of Notes, make an interest make-whole payment in cash or in shares of Common Stock, at the Company’s election, to such converting Holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such Notes remained outstanding from the Conversion Date through January 1, 2021. The present values will be computed using a discount rate equal to 2% by a U.S. nationally recognized independent investment banking firm.

If an event of default (as defined in the 6.50% Notes Indenture) occurs and is continuing (other than specified events of bankruptcy or insolvency with respect to the Company), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 6.50% Notes may declare all the outstanding 6.50% Notes to be due and payable immediately. If an event of default relating to specified events of bankruptcy or insolvency with respect to the Company occurs, all the outstanding 6.50% Notes will immediately become due and payable without any declaration or other act on the part of the trustee or any holders of the 6.50% Notes.  Notwithstanding the foregoing, the 6.50% Notes Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the 6.50% Notes Indenture will, for the first 180 days after such event of default, consist exclusively of the right to receive additional interest on the 6.50% Notes. Events of default under the 6.50% Notes Indenture include, among other things, a default in payment of principal on the 6.50% Notes (including upon any required repurchase), a default in payment of any other indebtedness for money borrowed in excess of $5,000,000 if such default is not cured or waived within 30 days and certain events of bankruptcy or insolvency, both voluntary and involuntary.

In addition, the 6.50% Notes Indenture required the Company to use its reasonable best efforts to (i) seek stockholder approval of an amendment to the Company’s Third Amended & Restated Certificate of Incorporation, as amended, to increase the amount of authorized shares available for issuance thereunder, and (ii) upon such approval, to reserve from such amount the number of shares that may be issued in respect of the 6.50% Notes and any other securities issued in connection with the Exchange.  In February 2018, the Company held a special meeting of stockholders (the “Special Meeting”) and received stockholder approval of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase authorized shares by 200,000,000 shares. Refer to Footnote 8- Stockholders’ Equity for further details. The Exchange Agreements also provide that, for a period of nine months, the Company will not enter into additional exchange transactions with the other holders of the 5.50% Notes the economic terms of which, taken is a whole, are more favorable to the 5.50% Note holders than the December 2017 Exchange.

Certain provisions in the 6.50% Notes could require accelerated payment of principal and interest.  The 6.50% Notes provide that the delisting of the Company’s Common Stock from the Nasdaq exchange would constitute a “fundamental change” under the 6.50% Notes, which would entitle the holder, at the holder’s option, to require the Company to repurchase for cash all or any portion of such holder’s 6.50% Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.  Transfer does not constitute a fundamental change under the 6.50% Notes, but if the Company were to be delisted from the Nasdaq Capital Market, such delisting would constitute such a fundamental change under the 6.50% Notes Indenture.   Refer to Note 1- Organization and Description of the Business and Note 15 – Subsequent Events for further details.

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

As a result of the Charter Amendment, as of June 30, 2018, the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes and accordingly, the conversion feature is considered indexed to the Company’s Common Stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the first quarter of 2018.

The conversion criteria for the 6.50% Notes have not been met at June 30, 2018.  Should the 6.50% Notes become convertible, management will determine whether the intent is to settle in cash which would result in the liability component of the 6.50% Notes being classified as a current liability and the equity component being presented as redeemable equity if the liability is considered current.

Transaction costs of $1.7 million related to the issuance of the 6.50% Notes were accounted for as debt discount.

The following table summarizes how the issuance of the 6.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and June 30, 2018:

	December 31, 2017	June 30, 2018
(in thousands)
Principal	$23,888	$23,888
Unamortized debt discount	(20,919)	(20,834)
Carrying value	$2,969	$3,054

The carrying value of the 6.50% Notes was classified as a non-current liability on the Company’s consolidated balance sheets at December 31, 2017 and June 30, 2018.

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

The Company issued $40.0 million aggregate principal amount of the 13% Notes at the Initial Closing and issued an additional $40.0 million aggregate principal amount upon the FDA’s approval of ARYMO™ ER in January 2017 (the “Second Closing”).  Net proceeds from the Initial Closing and Second Closing were $37.2 million and $38.3 million, respectively, after deducting the estimated Offering expenses payable by the Company in connection with the Initial Closing and Second Closing. The 13% Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended.

The Company has used and will use the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the commercialization of ARYMO ER and for general corporate purposes.

Prior to the Second Closing, interest on the 13% Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, the Company was required to also pay an installment of principal of the 13% Notes pursuant to a straight-line fixed amortization schedule. Following the Second Closing in January 2017, in lieu of the straight-line fixed amortization schedule, on each Payment Date commencing on March 20, 2018, the Company is obligated to pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of SPRIX Nasal Spray, OXAYDO, ARYMO ER and, if approved, Egalet-002 for the two consecutive fiscal quarterly period most recently ended, less the amount of interest payable on the 13% Notes on such Payment Date.

The 13% Notes are senior secured obligations of the Company and equal in right of payment to all existing and future pari passu indebtedness of the Company (including the Company’s outstanding 5.50% Notes due 2020), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, have the benefit of a security interest in the 13% Notes collateral and are junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property (“IP”), from time to time in accordance with the indenture governing the 13% Notes (the “13% Notes Indenture”). Following the Second Closing, the stated maturity date of the 13% Notes became September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the 13% Notes Indenture), holders of the 13% Notes may require the Company to repurchase for cash all or part of their 13% Notes at a repurchase price equal to 101.00% of the principal amount of the 13% Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company may redeem the 13% Notes at its option, in whole or in part from time to time, prior to August 31, 2018, at a redemption price equal to 100.00% of the principal amount of the 13% Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date, plus a make-whole premium computed using a discount rate equal to the treasury rate in respect of such redemption date plus 100 basis points. The Company may redeem the 13% Notes at its option, in whole or in part from time to time, on or after August 31, 2018 at a redemption price equal to: (i) from and including August 31, 2018 to and including August 30, 2019, 109.00% of the principal amount of the 13% Notes to be redeemed, (ii) from and including August 31, 2019 to and including August 30, 2020, 104.50% of the principal amount of the 13% Notes to be redeemed, and (iii) from and including August 31, 2020 and thereafter, 100.00% of the principal amount of the 13% Notes to be redeemed, in each case, plus accrued and unpaid interest to the redemption date. In addition, prior to August 31, 2018, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 13% Notes with the proceeds of one or more public or private equity offerings at a redemption price equal to 113.50% of the aggregate principal amount of the 13% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption in accordance with the 13% Notes Indenture; provided that at least 65% of the aggregate principal amount of 13% Notes issued under the 13% Notes Indenture remains outstanding immediately after each such redemption and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.  No sinking fund is provided for the 13% Notes, which means that the Company is not required to periodically redeem or retire the 13% Notes.

The obligations of the Company under the 13% Notes Indenture and the 13% Notes are unconditionally guaranteed on a secured basis by the Guarantors. Under the terms of the 13% Notes Indenture, the Company may designate entities within its corporate structure as unrestricted subsidiaries, which entities will therefore not be guarantors provided that certain conditions set forth in the Indenture are met.

Pursuant to the 13% Notes Indenture, the Company and its restricted subsidiaries must also comply with certain affirmative covenants, such as furnishing financial statements to the holders of the 13% Notes, and negative covenants, including limitations on the following: the incurrence of debt; the issuance of preferred and/or disqualified stock; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; the merger, amalgamation or consolidation involving the Company; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the 13% Notes Indenture.

The 13% Notes Indenture contains customary events of default with respect to the 13% Notes, and upon certain events of default occurring and continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 13% Notes by notice to the Company and the Trustee, may (subject to the provisions of the 13% Notes Indenture) declare 100% of the principal of and accrued and unpaid interest, if any, on all of the 13% Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, as well as the then-applicable optional redemption premium under the 13% Notes Indenture, will be due and payable immediately. In the case of certain events of bankruptcy, insolvency or reorganization involving the Company or a Restricted Subsidiary (as defined in the 13% Notes Indenture), the 13% Notes will automatically become due and payable. Events of default under the 13% Notes Indenture include, among other things, a default in payment of principal on the 13% Notes (including upon any required repurchase or redemption), a default in payment of any other indebtedness for money borrowed in excess of $2,000,000 and certain events of bankruptcy or insolvency, both voluntary and involuntary.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.1 million and $3.7 million as of December 31, 2017 and June 30, 2018, respectively, which are classified within current and non-current debt in the consolidated balance sheets.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the Company’s consolidated balance sheets and are amortized using the effective interest method. The Company calculated an effective interest rate of 15.2% as of June 30, 2018 based on its best estimate of future cash outflows.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO, SPRIX Nasal Spray and ARYMO ER in the U.S. The estimates of the magnitude and timing of OXAYDO, SPRIX Nasal Spray and ARYMO ER net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company continues to gain experience marketing OXAYDO, SPRIX Nasal Spray and ARYMO ER, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $5.0 million at the issuance of the 13% Notes using a probability-weighted present value analysis.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and June 30, 2018:

	December 31, 2017	June 30, 2018
(in thousands)
Gross proceeds	$80,000	$80,000
Unamortized debt discount	(7,572)	(6,981)
Carrying value	$72,428	$73,019

The carrying value of the 13% Notes was classified as a non-current liability on the Company’s consolidated balance sheets at December 31, 2017 and June 30, 2018. The Royalty Rights issued in connection with the 13% Notes at December 31, 2017 and June 30, 2018 were $4.1 million and $3.7 million, respectively.

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

The Company has initiated sales of shares under the 2015 Sales Agreement at various times beginning in March 2017 and has sold an aggregate of 9,357,669 shares of Common Stock through June 30, 2018, resulting in gross proceeds of $9.4 million before deducting commissions of $281,000. The Company has sold an aggregate of 428,953 shares under the Sales Agreement during the period subsequent to June 30, 2018, resulting in gross proceeds of $171,000 before deducting commissions of $5,000.

July 2017 Equity Offering

On July 6, 2017, the Company entered into an underwriting agreement with Cantor relating to an underwritten public offering (the “July 2017 Equity Offering”) of 16,666,667 shares of the Company’s Common Stock and accompanying warrants to purchase 16,666,667 shares of Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant, for gross proceeds of $30.0 million.  The net offering proceeds were $28.6 million after deducting underwriting discounts and commissions and offering-related costs of $1.4 million. Each warrant had an initial exercise price of $2.70, subject to adjustment in certain circumstances.  As of June 30, 2018, the warrants had an exercise price of $1.92. The shares of Common Stock and warrants were issued separately. The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance.

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

Reclassification of the Derivative Liability

 In February 2018, the Company received shareholder approval to increase the number of its authorized shares of common stock by 200,000,000 additional shares.  Prior to this approval, the embedded conversion options in the 6.50% Notes were required to be separately accounted for as a derivative liability. Upon the shareholder approval to increase the number of authorized shares, the Company had sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes. The fair value of the derivative liability of $12.5 million was reclassified from a liability into stockholders’ equity during the first quarter of 2018.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2017

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$16,973	$—	$—	$16,973
Marketable securities, available-for-sale	—	59,953	—	59,953
Total assets	$16,973	$59,953	$—	$76,926

Liabilities
Interest make-whole derivatives	$—	$—	$2,589	$2,589
Conversion feature, 6.50% Notes	—	—	14,034	14,034
Warrant liability	—	—	8,166	8,166
Total liabilities	$—	$—	$24,789	$24,789

(in thousands)	Fair Value Measurements as of June 30, 2018

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds and commercial paper)	$30,248	$—	$—	$30,248
Marketable securities, available-for-sale	—	32,178	—	32,178
Total assets	$30,248	$32,178	$—	$62,426

Liabilities
Interest make-whole derivatives	$—	$—	$1,153	$1,153
Warrant liability	—	—	2,833	2,833
Total liabilities	$—	$—	$3,986	$3,986

The following tables set forth a summary of changes in the fair value as of  June 30, 2018:

(in thousands)				Reclassification	Fair Value
	December 31,			to Additional	Change in	June 30,
	2017	Additions		Paid in Capital	2018	2018
Interest make-whole derivatives	2,589	$—	$		$(1,436)	$1,153
Conversion feature, 6.50% Notes	14,034	—		(12,497)	(1,537)	—
Warrant liability	8,166	—			(5,333)	2,833
Total liabilities	$24,789	$—		$(12,497)	$(8,306)	$3,986

The 6.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the 6.50% Notes prior to July 1, 2021, the Company is obligated to, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through July 1, 2021 (6.50% Notes), computed using a discount rate equal to 2%.

The embedded conversion options in the 6.50% Notes were required to be separately accounted for as derivatives as at December 31, 2017 as the Company did not have enough available authorized shares to cover the conversion obligation as of the date of issuance as of December 31, 2017.  In February 2018, the Company received stockholder approval for the Charter Amendment, which increased the Company’s authorized shares of Common Stock by 200,000,000.  As the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes, the conversion feature is considered indexed to their stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the first quarter of 2018.

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

The fair value of the Company’s warrant liability was estimated utilizing a lattice tree model both for the initial valuation and as of June 30, 2018.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Various future financing scenarios
•	Volatility of the Company’s Common Stock and risk free rate

As of June 30, 2018, the fair value of the 6.50% Notes interest make whole features was calculated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at December 31, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$11,699	$20,428	$24,650
6.50% Notes due 2024	$4,643	$2,969	$23,888

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at June 30, 2018 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$8,627	$21,246	$24,650
6.50% Notes due 2024	$2,182	$3,054	$23,888

The fair value of the Company’s 13% Notes approximates its carrying value of $73.0 million as the interest rate is reflective of the interest rates on debt the Company could currently obtain with similar terms and conditions and thus represents a Level 2 measurement within the fair value hierarchy.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Basic and diluted net loss per common share calculation:
Net loss	$(26,479)	$(11,963)	$(51,852)	$(24,316)
Weighted average common stock outstanding	25,542,733	53,302,399	25,145,440	50,302,419
Net loss per share of common stock—basic and diluted	$(1.04)	$(0.22)	$(2.06)	$(0.48)

The following outstanding securities for the three and six months ended June 30, 2017 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three and six months ended June 30,
	2017	2018
Stock options outstanding	4,788,917	4,640,696
Unvested restricted stock awards	72,448	2,120,495
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	1,657,757
Common shares issuable upon conversion of the 6.50% Notes	—	17,907,047
Common shares issuable upon exercise of warrants	—	17,666,667
Total	8,963,725	43,992,662

11. Stock-Based Compensation

2013 Stock-Based Incentive Compensation Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Compensation Plan (as subsequently amended from time to time, the “2013 Plan”).  Pursuant to the 2013 Plan, the compensation committee of the Company’s board of directors is authorized to grant equity-based incentive awards to its directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of the Company’s Common Stock initially reserved for issuance under the 2013 Plan was 1,680,000 in the form of Common Stock, deferred stock, restricted stock, restricted stock units, stock options and stock appreciation rights.  Share increases of 2,000,000, 2,600,000 and 6,000,000, to the number of shares originally reserved for issuance under the 2013 Plan were authorized by the Company’s stockholders in June 2014, June 2016, and May 2018, respectively.  The amount, terms of grants and exercisability provisions are determined by the compensation committee, and in certain circumstances pursuant to delegated authority, the Company’s chief executive officer and chief financial officer, acting jointly. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the compensation committee.  All stock options vest over time as stipulated in the individual award agreements.  In September 2015, the compensation committee voted to amend the 2013 Plan to, among other things, allow for monthly vesting of stock options granted thereunder after the first annual vesting.

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

At the end of each offering period, shares of the Company’s Common Stock may be purchased at 85% of the lower of the fair market value of the Company’s Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the pricing date) represents a stock option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company recognized stock-based compensation expense of $7,000 and $15,000, respectively, during the three and six months ended June 30, 2018 and stock-based compensation expense of $35,000 and $70,000 for the three and six months ended June 30, 2017 related to the Purchase Plan.

Shares Available for Future Grant Under Equity Compensation Plans

As of June 30, 2018, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	10,600,000
Common stock options granted under the 2013 Plan	(6,127,188)
Common stock options granted under the Inducement Plan	(212,500)
Restricted stock awards granted under the 2013 Plan	(3,043,660)
Restricted stock units granted under the 2013 Plan	(600,000)
Common stock issued under the Purchase Plan	(146,314)
Stock options and restricted stock awards forfeited	1,724,615
Remaining shares available for future grant	4,924,953

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2018	2017	2018
General and administrative	$1,265	$912	$2,621	$1,734
Sales and marketing	144	37	303	103
Research and development	159	53	438	117
Total stock based compensation expense	$1,568	$1,002	$3,362	$1,954

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2017	4,110,612	$6.41
Granted	936,250	0.72
Exercised	—	—
Forfeited	(229,585)	5.05
Cancelled	(176,581)	9.26
Outstanding at June 30, 2018	4,640,696	$5.22	8.31
Vested or expected to vest at June 30, 2018	4,640,696	$5.22	8.31
Exercisable at June 30, 2018	1,988,964	$6.86	7.57

The intrinsic value of the 4,640,696  stock options outstanding as of June 30, 2018 was $0, based on a per share price of $0.42, the Company’s closing stock price on that date, and a weighted-average exercise price of $5.22 per share.

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

The Company used the binomial model to estimate the compensation cost for the June 2017 Grant.  Key assumptions used in calculating the total estimated compensation cost of $1,334,000 included (i) an estimated term of 5.6 years, (ii) expected volatility of 95.54%, (iii) expected dividends of $0.00 and (iv) a risk-free return of 1.80%.  Stock-based compensation expense related to the June 2017 Grant will be recognized ratably over the requisite service period of 5.6 years and amounted to $52,000 and $104,000 for the three and six months ended June 30, 2018.

The per-share weighted-average grant date fair value of the options granted to employees during the six months ended June 30, 2018 was estimated at $0.50 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six months ended June 30, 2018
Risk-free interest rate	2.79%
Expected term of options (in years)	5.83
Expected volatility	80.60%
Dividend yield	—

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

As of June 30, 2018, there was $6.0 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan, which will be recognized over the weighted-average remaining period of 2.22 years.

Restricted Stock

A summary of the status of the Company’s restricted stock awards and restricted stock units at June 30, 2018 and of changes in restricted stock awards and restricted stock units outstanding under the 2013 Plan for the six months ended June 30, 2018 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2017	25,047	$7.07
Granted	2,100,000	$0.55
Forfeited	—	$—
Vested restricted stock awards	(4,552)	$7.07
Unvested at June 30, 2018	2,120,495	$0.62

For restricted stock awards and restricted stock units that vest subject to the satisfaction of service requirements, stock-based compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period.  All of the restricted stock awards and restricted stock units reflected above vest based on performance conditions or over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control.

As of June 30, 2018, there was $1.1 million of total unrecognized stock-based compensation expense, related to restricted stock awards and restricted stock units under the 2013 Plan, which will be recognized over the weighted-average remaining period of 1.05 years.

12. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officers Robert S. Radie and Stanley J. Musial, and former officer Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserts claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of the Company between November 4, 2015 and January 9, 2017 inclusive.   The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018, and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  Plaintiffs have 30 days to appeal the decision or 28 days to move under Rule 59 for reconsideration.

On March 15, 2018, a lawsuit was filed by the State of Arkansas and multiple local governments in Arkansas in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers, distributors and retailers, and physicians.  The action alleges a variety of claims related to opioid marketing and distribution practices, including false advertising, deceptive trade practices, public nuisance, unjust enrichment, violations of state narcotics statutes and civil conspiracy.  The suit seeks monetary penalties.  The Company was served with the lawsuit on April 30, 2018 and filed its answer on May 30, 2018. The Company disputes the allegations in the lawsuit and intends to defend this action vigorously. The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On April 4, 2018, Egalet US, Inc. and Egalet Ltd., subsidiaries of the Company, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc. (“Teva”). The lawsuit was filed under the Hatch-Waxman Act for Teva’s infringement of one of the Company’s patents for ARYMO ER listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book— U.S. Patent No. 9,044,402. The lawsuit was filed in response to a paragraph IV certification that the Company received from Teva on February 23, 2018, stating that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) for a generic version of ARYMO ER.  Teva’s paragraph IV certification alleges that this U.S. patent is invalid and/or will not be infringed by Teva’s proposed product.  This patent for ARYMO ER was granted following review by the U.S. Patent and Trademark Office, is presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence.  Under the Hatch-Waxman Act, the Company was permitted to file suit within 45 days from its receipt of the paragraph IV certification and thereby automatically stay or bar the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patent, whichever is earlier. On May 29, 2018, Teva filed its answer to the Company’s complaint and alleged certain counterclaims.  The Company intends to vigorously enforce its intellectual property rights relating to ARYMO ER.

Halo Manufacturing Agreement

In February 2017, the Company entered into a Drug Product Manufacturing Services Agreement (the “Manufacturing Agreement”) with Halo Pharmaceutical, Inc. (“Halo”) pursuant to which the Company engaged Halo to provide certain services related to the manufacture and supply of ARYMO ER tablets for commercial use in the United States.  The Company is obligated to purchase all its requirements for ARYMO ER from Halo through 2019, and seventy-five percent of its requirements thereafter, subject to certain limited exceptions.  The Company is obligated to purchase ARYMO ER pursuant to binding purchase orders at a fixed price based on dosage strength, with specified percentage rebates for annual volumes of product ordered over a specified amount.   In addition, the Company has agreed to purchase certain minimum amounts of manufacturing and additional services per calendar quarter from Halo over the term of the Agreement (the “Quarterly Minimum”).  If the Company fails to meet the Quarterly Minimum, it will be required to pay to Halo the resulting shortfall.  Total commitments to Halo are $3.6 million and $3.6 million in 2018 and 2019, respectively and $7.2 million thereafter.

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

In addition, Acura receives from the Company, a tiered royalty percentage based on sales thresholds.  Based on the Company’s current level of net sales, the royalty percentage payable to Acura is in the mid-single digits; however, the percentage may increase in future years in the event we achieve the higher sales thresholds set forth in the License Agreement.   In addition, in any calendar year in which net sales exceed a specified threshold, Acura is entitled receive a double-digit royalty on all OXAYDO net sales in that year. The Company’s royalty payment obligations commence on the first commercial sale of OXAYDO and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering OXAYDO in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the U.S.).  Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by the Company to acquire intellectual property rights to commercialize OXAYDO, with an aggregate minimum floor.  The term of the Acura license agreement expires, in its entirety, upon the final expiration of any such patent claim in any country. OXAYDO is currently sold in the United States and is covered by six U.S. patents that expire between 2023 and 2025. Patents covering OXAYDO in foreign jurisdictions expire in 2024.  Either the Company or Acura may terminate the license agreement for certain customary reasons, including cause, insolvency or patent challenge. The Company may terminate the license agreement upon 90 days prior written notice.

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

14. Income Taxes

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2017 and 2018, the Company had no tax provision since it had a full valuation allowance for federal, foreign and state purposes.

The Company recorded a deferred tax liability of $61,000 and $981,000, with an offsetting decrease to additional paid in capital during the three and six months ended June 30, 2018, respectively, due to the state tax impact of the embedded conversion liability derivative being reclassified as an equity instrument during the three and six months ended June 30, 2018. Refer to Note 8 – Stockholders Equity for further details.   The Company had no deferred tax liability for the three and six months ended June 30, 2017.  The Company maintains a full valuation against all net deferred tax assets for federal and foreign purposes as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

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

Upon further analyses of certain aspects of the Tax Act and refinement of the Company’s calculations during the three and six months ended June 30, 2018, the Company determined that an adjustment to the provisional amount is not necessary at this time.  The Company will continue to monitor for future updates to guidance or interpretations issued from the Internal Revenue Service.

15. Subsequent Events

On July 9, 2018, the Company received notice from Nasdaq that the Nasdaq Hearings Panel has approved the transfer of the listing of the Company’s Common Stock from The Nasdaq Global Market to The Nasdaq Capital Market effective at the open of business on July 11, 2018 (the “Transfer”). The continued listing on The Nasdaq Capital Market is subject to (i) the fulfillment of certain conditions and milestones and (ii) the Company’s evidencing a market value of the Company’s Common Stock of over $35.0 million for at least 10 consecutive trading days not later than November 20, 2018. The Company is working to meet such conditions and milestones and to demonstrate compliance with the requirements for continued listing on The Nasdaq Capital Market.

Under the 5.50% Notes Indenture, the Company’s Common Stock ceasing to be listed on the Nasdaq Global Market as a result of the Transfer constituted a “Fundamental Change.” In accordance with the Indenture, on July 31, 2018, the Company delivered to the holders of the 5.50% Notes, with $24.7 million of principal currently outstanding, a Fundamental Change Company Notice, Make-Whole Fundamental Change notice and Offer to Repurchase “the “Fundamental Change Company Notice”) pursuant to which, as a result of the Transfer and pursuant to the terms of the 5.50% Notes Indenture, the Company offered to repurchase, at the option of each holder, all 5.50% Notes that are validly tendered for repurchase, and not properly withdrawn, at any time prior to 5:00pm New York City time, on September 18, 2018 (the “Expiration Time”), which is the close of business on the Business Day immediately preceding the Fundamental Change Repurchase Date. Pursuant to Section 15.02(a) of the 5.50% Notes Indenture, the Fundamental Change Repurchase Date must be a date not less than 20 nor more than 35 business days after the date of the Fundament Change Company Notice. Accordingly, the Fundamental Change Repurchase Date is scheduled for September 19, 2018.

Pursuant to the terms of the 5.50% Notes Indenture, the Company is obligated, on the Fundamental Change Repurchase Date, to pay the Fundamental Change Repurchase Price, payable in cash, equal to 100% of the principal amount of the 5.50% Notes being repurchased. As the Fundamental Change Repurchase Date falls after the next Regular Record Date (as defined in the 5.50% Notes Indenture) of September 15, 2018 but prior to the next Interest Payment Date (as defined in the 5.50% Notes Indenture) to which such Regular Record Date relates of October 1, 2018, the Company is obligated to pay  the full amount of accrued and unpaid interest to 5.50% Note holders of record as of such Regular Record Date on such Interest Payment Date in accordance with  the 5.50% Notes Indenture. As of June 30, 2018, the Company had cash and cash equivalents, restricted cash and marketable securities of $70.4 million.

On August 2, 2018, the Court in the Company’s Securities Class Action Litigation granted the Company’s and Officer Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  Plaintiffs have 30 days to appeal the Court’s decision or 28 days to move under Rule 59 for reconsideration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: our ability to continue as a going concern; our stock price and our ability to remain listed on the Nasdaq, including our ability to meet the conditions and milestones established by the Nasdaq Hearings Panel and the potential need to redeem portions of our outstanding indebtedness in the event of such a delisting; the amount and potential impact of any redemption of our 5.50% Notes; the potential need to seek bankruptcy protection, whether in connection with the potential obligation to redeem portions of our outstanding indebtedness, our failure to so redeem or in connection with any defaults under our outstanding indebtedness or otherwise; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness; our ability to obtain additional financing; the level of commercial success of our products and, if approved, our product candidates; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; the continued development of our currently limited commercialization capabilities, including sales and marketing capabilities; the success of competing products that are or become available; the accuracy of our estimates of the size and characteristics of the potential markets for our products and product candidates and our ability to serve those markets; the rate and degree of market and physician acceptance of our products and product candidates; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the potential impact of strengthening the ARYMO ER label or the labels of any of our other products; the performance of third parties, including contract research organizations, manufacturers and collaborators; our success with regard to any business development initiatives; the entry of any generic products for SPRIX Nasal Spray or any delay in or inability to reformulate SPRIX Nasal Spray; the reception by healthcare professionals of any new formulation of SPRIX Nasal Spray and the timing of availability of any new SPRIX Nasal Spray formulation; the success and timing of our preclinical studies and clinical trials; our ability to recruit or retain key scientific or management personnel or to retain our executive officers, including as a result of most of our outstanding employee stock options being underwater; regulatory developments in the U.S. and foreign countries and social concerns about limiting the use of opioids; the outcome of our litigation, including our intellectual property litigation; any reduction in the United States’ Drug Enforcement Agency’s quotas for opioids; obtaining and maintaining intellectual property protection for our products, product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; recently enacted and future legislation regarding the healthcare system; our ability to identify potential acquisition targets, including as a result of limitations under the documents governing our indebtedness and our limited resources, as well as our ability to integrate and grow any businesses or products that we may acquire; the impact of the anti-dilution features in our warrant agreements on our ability to raise additional capital; changes in tax laws or our effective tax rate; and general market conditions.

You should refer to the “Risk Factors” section of this quarterly report on Form 10-Q and our most recent Annual Report on Form 10-K as filed with the SEC, which are incorporated herein by reference, for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We acquired SPRIX Nasal Spray, the first and only approved nasal spray formulation of a nonsteroidal anti-inflammatory drug (“NSAID”), used for short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. We also licensed OXAYDO, an immediate-release (“IR”) oral formulation of oxycodone designed to discourage intranasal abuse, which is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. ARYMO ER, an ER morphine product formulated with abuse-deterrent properties and approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, is our first product developed using our proprietary Guardian™ Technology.

In January 2018, we announced a partnership with OraPharma, Inc. (“OraPharma”), a division of Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.), to co-promote SPRIX to more than 9,000 dentists, dental specialists and oral surgeons across the United States. This partnership is our second partnership for SPRIX Nasal Spray.  In 2017, we partnered with Ascend Therapeutics ("Ascend"), which began to promote SPRIX Nasal Spray to approximately 11,000 women's healthcare practitioners in September 2017. We continue to look for similar partnerships to enable us to bring SPRIX to specialists we are not reaching with our salesforce.

We had success executing on broadening payor coverage of our products in 2018. In February 2018, we announced that both SPRIX Nasal Spray and ARYMO ER were placed in preferred positions for a large Northeast (NE) regional health plan. In April 2018, two additional large regional NE plans also placed ARYMO ER in a preferred formulary position. In May 2018, a large national pharmacy benefit manager put SPRIX in a preferred position and added ARYMO ER as a tier 3 unrestricted product for the 3.5 million-member lives. We continue to work with the payor community to broaden access for all our products on behalf of appropriate patients who require them.

To expand the commercial opportunity for OXAYDO, we filed a supplemental new drug application (“sNDA”) with abuse-deterrent data and a prior approval supplement (“PAS”) with data on new dosage strengths. OXAYDO is currently available in 5 mg and 7.5 mg dosage strengths. We received a complete response letter (“CRL”) from the FDA in June 2017. The FDA requested more information regarding the effect of food on OXAYDO 15 mg and the intranasal AD properties of OXAYDO 10 and 15 mg. In addition, based on discussions with the FDA regarding the sNDA, we believe a contemporary intranasal human abuse potential (“HAP”) study would be needed to complete the sNDA. Given that the issues involved in both the sNDA and PAS are intertwined, we are evaluating our options and the costs associated to proceed on the AD label and/or the additional dosage strengths.

Beyond our commercial programs, we have a pipeline of products developed using our Guardian Technology including Egalet-002, an AD, ER, oral oxycodone formulation which has completed Phase 3 studies. Our primary effort with regard to our product candidates is to potentially identify partners to advance them.

We continue to focus our business development to augment our product portfolio through potential in-licenses and product acquisitions; enhance the opportunities for our existing products through partnerships that access physicians and patients outside of our commercial focus in the U.S. or markets outside the U.S.; and develop partnerships to leverage our Guardian Technology by collaborating on our current product candidates or exploring new product opportunities.

Financial Operations

Our net losses were $26.5 million and $12.0 million for the three months ended June 30, 2017 and 2018, respectively, and $51.9 million and $24.3 million for the six months ended June 30, 2017 and 2018, respectively.  We recognized revenues in the three months ended June 30, 2017 and 2018 of $6.3 million and $7.4 million, respectively, and $11.7 million and $13.7 million for the six months ended June 30, 2017 and 2018, respectively.  As of June 30, 2018, we had an accumulated deficit of $317.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the U.S.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2018

(in thousands)	Three Months Ended
	June 30,
	2017	2018	Change
Revenue
Net product sales	$6,255	$7,443	$1,188
Total revenue	6,255	7,443	1,188

Costs and Expenses
Cost of sales (excluding amortization of product rights)	1,072	1,565	493
Amortization of product rights	522	531	9
General and administrative	12,471	6,694	(5,777)
Sales and marketing	9,340	9,019	(321)
Research and development	4,594	999	(3,595)
Total costs and expenses	27,999	18,808	(9,191)
Loss from operations	(21,744)	(11,365)	10,379

Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,181)	(3,181)
Interest expense, net	4,749	3,804	(945)
Other gain	(14)	(25)	(11)
	4,735	598	(4,137)
Loss before provision (benefit) for income taxes	(26,479)	(11,963)	14,516
Provision (benefit) for income taxes	—	—	—
Net loss	$(26,479)	$(11,963)	$14,516

Net Product Sales

Net product sales increased from $6.3 million for the three months ended June 30, 2017 to $7.4 million for the three months ended June 30, 2018.  Net product sales for the three months ended June 30, 2017 consisted of $4.9 million for SPRIX Nasal Spray, $1.3 million for OXAYDO and $31,000 for ARYMO ER.  Net product sales for the three months ended June 30, 2018 consisted of $5.4 million for SPRIX Nasal Spray, $1.7 million for OXAYDO and $351,000 for ARYMO ER. Due to the adoption of the ASC 606 on January 1, 2018, net product sales for the three months ended June 30, 2017 reflected prescriptions dispensed to patients and net product sales for the three months ended June 30, 2018 reflected shipments to customers.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $1.1 million for the three months ended June 30, 2017 to $1.6 million for the three months ended June 30, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO for the three months ended June 30, 2017 reflects the average cost of inventory produced and dispensed to patients in the period. Cost of sales for ARYMO ER for the three months ended June 30, 2017 includes the portion of inventory produced after the FDA approval of ARYMO ER in January 2017. The portion of inventory produced before the FDA approval of ARYMO ER was recorded in research and development expense in prior periods.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended June 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of Product Rights

Amortization of product rights was comprised of $270,000 for the OXAYDO intangible assets, $235,000 for the SPRIX Nasal Spray intangible assets and $17,000 for the IP R&D intangible asset related to our Guardian Technology in the three months ended June 30, 2017. Amortization of product rights increased from $522,000 for the three months ended June 30, 2017 to $531,000 for the three months ended June 30, 2018.  Amortization of product rights was comprised of $274,000 for the OXAYDO intangible assets, $248,000 for the SPRIX Nasal Spray intangible assets and $9,000 for the In-Process Research and Development (“IP R&D”) intangible asset related to our Guardian Technology in the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $5.8 million, or 46.3%, from $12.5 million for the three months ended June 30, 2017 to $6.7 million for the three months ended June 30, 2018.  The decrease was due to $4.5 million related to ARYMO ER post-marketing study fees incurred in the three months ended June 30, 2017 and a decrease in salary and stock-based compensation expense of $1.1 million for the three months ended June 30, 2018 due to reduced headcount.

Sales and Marketing Expenses

Sales and marketing expenses decreased $321,000, or 3.4%, from $9.3 million for the three months ended June 30, 2017 to $9.0 million for the three months ended June 30, 2018. This decrease was due to expenses relating to the ARYMO ER launch  in the three months ending June 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $3.6 million, or 78.3%, from $4.6 million for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018.  This decrease was driven primarily by a decrease in compensation-related expenses of $1.1 million and a decrease in development costs for Egalet-002 of $3.1 million in the three months ended June 30, 2018.

Change in Fair Value of Warrant and Derivative Liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 8 – Stockholders’ Equity for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended June 30, 2018, we recognized a change in the fair value of our derivative liabilities of $3.2 million, which is due primarily to the changes in the value of our common stock during the three months ended June 30, 2018.

Interest expense

Interest expense was $4.7 million for the three months ended June 30, 2017 and $3.8 million for the three months ended June 30, 2018.  The decrease was driven primarily by the decrease in interest expense of $1.2 million related to the extinguishment of $36.4 million of the 5.50% Notes in December 2017, offset by an increase of $451,000 for the addition of $23.9 million of 6.50% Notes.

The interest expense of $4.7 million for the three months ended June 30, 2017 includes non-cash interest and amortization of debt discount totaling $1.6 million.  The interest expense of $3.8 million for the three months ended June 30, 2018 includes non-cash interest and amortization of debt discount totaling $697,000.

Provision (benefit) for Income Taxes

We had no provision nor benefit for income taxes for the three months ended June 30, 2017 or June 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Comparison of the six months ended June 30, 2017 and 2018

(in thousands)	Six Months Ended
	June 30,
	2017	2018	Change
Revenue
Net product sales	$11,682	$13,704	$2,022
Total revenue	11,682	13,704	2,022

Costs and Expenses
Cost of sales (excluding amortization of product rights)	2,397	3,780	1,383
Amortization of product rights	1,025	1,068	43
General and administrative	20,962	13,767	(7,195)
Sales and marketing	18,598	18,074	(524)
Research and development	11,114	2,302	(8,812)
Total costs and expenses	54,096	38,991	(15,105)
Loss from operations	(42,414)	(25,287)	17,127

Other (income) expense:
Change in fair value of derivative liability	(12)	(8,306)	(8,294)
Interest expense, net	9,283	7,360	(1,923)
Other (gain) loss	167	(25)	(192)
	9,438	(971)	(10,409)
Loss before provision (benefit) for income taxes	(51,852)	(24,316)	27,536
Provision (benefit) for income taxes	—	—	—
Net loss	$(51,852)	$(24,316)	$27,536

Net Product Sales

Net product sales increased from $11.7 million for the six months ended June 30, 2017 to $13.7 million for the six months ended June 30, 2018.  Net product sales for the six months ended June 30, 2017 consisted of $9.1 million for SPRIX Nasal Spray, $2.6 million for OXAYDO and $31,000 for ARYMO ER.  Net product sales for the six months ended June 30, 2018 consisted of $10.2 million for SPRIX Nasal Spray, $2.9 million for OXAYDO and $538,000 for ARYMO ER. Due to the adoption of the ASC 606 on January 1, 2018, net product sales in the six months ended June 30, 2017 reflected prescriptions dispensed to patients and net product sales in the six months ended June 30, 2018 reflected shipments to customers.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased from $2.4 million for the six months ended June 30, 2017 to $3.8 million for the six months ended June 30, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO for the six months ended June 30, 2017 reflects the average cost of inventory produced and dispensed to patients in the period. Cost of sales for ARYMO ER for the six months ended June 30, 2017 includes the portion of inventory produced after the FDA approval of ARYMO ER in January 2017. The portion of inventory produced before the FDA approval of ARYMO ER was recorded in research and development expense in prior periods.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the six months ended June 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of Product Rights

Amortization of product rights was $1.0 million for the six months ended June 30, 2017 and 2018.  Amortization of product rights was comprised of $539,000 for the OXAYDO intangible assets and $469,000 for the SPRIX Nasal Spray intangible assets and $17,000 for the IP R&D intangible asset in the six months ended June 30, 2017. Amortization of product rights was comprised on $550,000 for the OXAYDO, $500,000 for the SPRIX Nasal Spray intangible assets and $18,000 for the IP R&D intangible asset related to our Guardian Technology in the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses decreased by $7.2 million, or 34.3%, from $21.0 million for the six months ended June 30, 2017 to $13.8 million for the six months ended June 30, 2018.  The decrease was due to decreases in salary and stock-based compensation expenses related to reduced headcount, administrative expenses and ARYMO ER post-marketing study fees of $2.0 million, $1.0 million and $3.9 million, respectively in the six months ended June 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses decreased $524,000, or 2.8%, from $18.6 million for the six months ended June 30, 2017 to $18.1 million for the six months ended June 30, 2018. The decrease was due to expenses relating to the ARYMO ER launch in the three months ending June 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $8.8 million, or 79.3%, from $11.1 million for the six months ended June 30, 2017 to $2.3 million for the six months ended June 30, 2018.  This decrease was driven primarily by a decrease in salary and stock-based compensation of $1.8 million and a decrease in development costs for Egalet-002 of $6.1 million in the six months ended June 30, 2018.

Change in Fair Value of Warrant and Derivative Liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  In addition, the embedded conversion feature of the 6.50% Notes was subject to re-measurement prior to the reclassification of the derivative liability to stockholders’ equity in February 2018. Refer to Note 8 – Stockholders’ Equity for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the six months ended June 30, 2017 and 2018, we recognized a change in the fair value of our derivative liabilities of $12,000 and $8.3 million, respectively.  The change in fair value of the derivative liabilities was due primarily to the changes in the value of our common stock during the six months ended June 30, 2017 and 2018.

Interest expense

Interest expense was $9.3 million for the six months ended June 30, 2017 and $7.4 million for the six months ended June 30, 2018.  The decrease was driven primarily by the decrease in interest expense of $2.5 million related to the extinguishment of $36.4 million of the 5.50% Notes in December 2017, partially offset by an increase of $857,000 for the addition of $23.9 million of 6.50% Notes.

The interest expense of $9.3 million for the six months ended June 30, 2017 includes non-cash interest and amortization of debt discount totaling $3.3 million.  The interest expense of $7.4 million for the six months ended June 30, 2018 includes non-cash interest and amortization of debt discount totaling $1.2 million.

Provision (benefit) for Income Taxes

We had no provision nor benefit for income taxes for the six months ended June 30, 2017 or June 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $51.9 million and $24.3 million for the six months ended June 30, 2017 and 2018, respectively. Our operating activities used $41.1 million of cash and $26.0 million of cash during the six months ended June 30, 2017 and 2018, respectively.  At June 30, 2018, we had an accumulated deficit of $317.7 million, a working capital surplus of $22.8 million and cash, restricted cash, cash equivalents and marketable securities totaling $70.4 million.

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

In July 2015, we completed an underwritten public offering of 7,666,667 shares of our common stock (including the exercise in full of the underwriters’ option to purchase additional shares) at an offering price of $11.25 per share for gross proceeds of $86.3 million.  The net offering proceeds from the sale were $80.8 million, after deducting underwriting discounts and commissions of $5.2 million and offering costs of $293,000.

Through December 31, 2015, we received $4.1 million in payments from our collaborative research and development agreements along with aggregate upfront and milestone payments of $20.0 million under our collaborative research and license agreement with Shionogi Limited.

In August 2016, we issued $40.0 million in aggregate principal amount of the 13% Senior Secured Notes and issued another $40.0 million in aggregate principal amount following FDA approval of ARYMO ER in January 2017 (the “13% Notes”).  Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on March 20 and September 20 of each year (each, a “Payment Date”) commencing on March 20, 2017. On each Payment Date commencing on March 20, 2018, we will also be obligated to pay an installment of principal on the 13% Notes in an amount equal to 15% (or 17% if certain sales targets are not met) of the aggregate net sales of OXAYDO (oxycodone HCI, USP) tablets for oral use only – CII, SPRIX Nasal Spray, ARYMO ER and Egalet-002, if approved, for the two consecutive fiscal quarter periods most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.

In March 2017, we initiated sales of shares under our July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 9,357,669 shares of Common Stock through June 30, 2018, resulting in gross proceeds of $9.4 million before deducting commissions of $281,000.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our Common Stock, for an aggregate offering price of up to $30.0 million (inclusive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, any additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We have sold an aggregate of 428,953 shares under the Sales Agreement during the period subsequent to June 30, 2018, resulting in gross proceeds of $171,000 before deducting commissions of $5,000.

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

In December 2017, we entered into exchange agreements with certain holders (the “Holders”) of the 5.50% Notes pursuant to which the Holders agreed to exchange, in the aggregate, approximately $36.4 million of outstanding principal amount of the 5.50% Notes for, in the aggregate, (i) approximately $23.9 million of our new 6.50% Notes, (ii) a warrant exercisable for 3.5 million shares of the our common stock and (iii) payments, in cash, of all accrued but unpaid interest as of the closing on the 5.50% Notes exchanged in the transaction.  The Company is obligated to pay interest on the 6.50% Notes semiannually in arrears on January 1 and July 1 of each year commencing July 1, 2018 at a rate of 6.50% per year.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2018:

(in thousands)	Six Months Ended
	June 30,
	2017	2018
Net cash provided by (used in):
Operating activities	$(41,069)	$(26,008)
Investing activities	(15,365)	27,940
Financing activities	41,967	4,847
Effect of foreign currency translation on cash	380	(40)
Net (decrease) increase in cash and restricted cash	$(14,087)	$6,739

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $41.1 million and consisted primarily of a net loss of $51.9 million.  The net loss was partially offset by $9.0 million net non-cash adjustments to reconcile net loss to net cash used in operations, which included depreciation and amortization of $2.6 million, stock-based compensation expense of $3.4 million and non-cash interest and amortization of debt discount of $3.1 million. Net cash inflows from changes in operating assets and liabilities of $1.8 million consisted of a decrease in accounts receivable of $4.0 million and a decrease in accrued expenses of $3.1 million and a decrease in deferred revenue of $2.2 million.

Net cash used in operating activities for the six months ended June 30, 2018 was $26.0 million and included a net loss of $24.3 million.  Net non-cash adjustments to reconcile net loss to net cash provided by operations were $2.8 million, and included $8.3 million in change in fair value of our derivative liability, partially offset by depreciation and amortization expense of $2.4 million, stock-based compensation expense of $2.0 million and non-cash interest and amortization of debt discount of $1.2 million. Net cash outflows from changes in operating assets and liabilities of $1.2 million consisted of an increase in accrued expenses of $6.8 million, offset by decreases in accounts receivable of $5.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $15.4 million and consisted of $55.9 million used to purchase investments, offset by $37.3 million for the maturity of investments.

Net cash provided by investing activities for the six months ended June 30, 2018 was $27.9 million and consisted primarily of the maturity of investments for $51.4 million, offset by cash outflows of $23.5 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $42.0 million for the six months ended June 30, 2017 and consisted of $38.3 million in net proceeds from the issuance of the second tranche of the 13% Notes and Royalty Rights and $3.8 million in net proceeds from the issuance of common stock pursuant to our “at-the-market” facility.

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2018 and included $5.0 million in net proceeds from the issuance of common stock under our at-the-market offering.

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

As of June 30, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $70.4 million. Given the uncertainty with respect to the various factors and assumptions underlying the previously disclosed date through which we estimated that our cash and cash equivalents would be sufficient to fund our future cash requirements, we are no longer in a position to provide such forward-looking information. The 5.50% Notes and 6.50% Notes each provide that the delisting of our common stock from the Nasdaq exchange (or, in the case of the 5.50% Notes, the Nasdaq Global Market) would constitute a “fundamental change” under the applicable indenture, which would entitle the holders of such notes, at the holders’ option, to require us to repurchase for cash all or any portion of such holder’s notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued  and unpaid interest thereon. Due to the transfer of our common stock listing to the Nasdaq Capital Market in July 2018, we have issued Notice of a Fundamental Change to the holders of the approximately $24.6 million in aggregate principal amount of 5.50% Notes outstanding and made an offer to purchase all or any portion of each holder’s 5.50% Notes on the terms set forth in the related Indenture.  The holders have until September 18, 2018 to exercise their rights to cause us to repurchase their 5.50% Notes. Whether or not such holders exercise their rights or whether or not we are delisted from Nasdaq entirely, we may be forced to, or choose to, sell our company or our assets, cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or otherwise liquidate and dissolve our company.  Our future operating and capital requirements will depend on many factors, including:

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

Among other things, we plan to explore options for the Company in an effort to maximize both near- and long-term value, which may include, without limitation, an acquisition of another company, acquisitions or in-licensing of products or product candidates, technologies or other assets, the sale of all or substantially all of the assets of the Company, a sale of stock, a strategic merger or other business combination transaction, other transaction between the Company and a third party and/or the restructuring of our existing indebtedness.  In the near term, we plan to continue to finance our operations with our existing cash. We do not have a defined timeline for our exploration of options and we can provide no assurance that the process will result in any particular option being announced or consummated. Given the immediacy of the rights of the 5.50% Noteholders to require us to repurchase their 5.50% Notes, we are working expeditiously to explore our options.

Please see the “Risk Factors” section of this quarterly report and our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2018 for additional risks associated with our substantial capital requirements.

Purchase Commitments

Other than as described in our Annual Report on form 10-K as filed with SEC on March 16, 2018, with respect to the purchase of ARYMO ER from Halo Pharmaceutical, Inc., we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and June 30, 2018 we had cash and cash equivalents, restricted cash and marketable securities of $91.4 million and $70.4 million, respectively, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the exception for the implementation of certain internal controls related to the new revenue recognition standard adoption on January 1, 2018, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 12 - Commitments and Contingencies—Legal Proceedings and Note 15 – Subsequent Events in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and is updated for the following:

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards, other Nasdaq rules, or the conditions and milestones set by the Nasdaq Hearings Panel, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock and accelerate our indebtedness, and would trigger our obligation to repurchase our 6.50% Notes.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and a total market value of listed securities of at least $35.0 million.

On July 9, 2018, we received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel approved the transfer of the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market effective at the open of business on July 11, 2018 (the “Transfer”). In addition to the requirements listed above, pursuant to such notice, the continued listing of our common stock on the Nasdaq Capital Market is also subject to (i) the fulfillment of certain conditions and milestones and (ii) our evidencing a market value of our common stock of over $35.0 million for at least 10 consecutive trading days not later than November 20, 2018. Management is working to meet such conditions and milestones and to demonstrate compliance with the requirements for continued listing on the Nasdaq Capital Market.

Also, as previously disclosed, on March 8, 2018, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a), as the closing bid price of our common stock had been below $1.00 for the previous 30 consecutive business days. We were provided with an initial grace period of 180 calendar days, or until September 4, 2018, to regain compliance with the minimum bid price requirement.

There can be no assurance that we will satisfy the Nasdaq Capital Market listing requirements or the conditions and milestones established by the Nasdaq Hearings Panel. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the over-the-counter (“OTC”) Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Further, the indentures governing the 5.50% Notes, the 6.50% Notes and our 13% Notes also contain certain customary covenants that limit or restrict our ability to, among other things, incur additional indebtedness or repay existing indebtedness, grant any security interests, pay cash dividends, repurchase our common stock, make loans, or enter into certain transactions without prior consent.  As a result of our delisting from the Nasdaq Global Market, we are required to repurchase our 5.50% Notes in cash as described herein, and if we are not able to obtain or maintain listing on the Nasdaq Capital Market, we would be similarly required to repurchase our 6.50% Notes for cash.

A default under our notes, or becoming obligated to repurchase the 5.50% Notes or the 6.50% Notes as a result, including with respect to a Fundamental Change or otherwise, may have a material adverse effect on our financial condition.

If an event of default under the 5.50% Notes, 6.50% Notes or the 13% Notes occurs, the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions set forth in the indenture governing such notes. Events of default include, but are not limited to: failure to pay principal or interest when due (including, with respect to the 5.50% Notes and 6.50% Notes, in connection with a Fundamental Change (as defined in the respective indentures governing such notes) on the Fundamental Change Repurchase Date (as defined in the respective indentures governing such notes)); failure to deliver shares of common stock upon conversion of any 5.50% Notes or 6.50% Notes; acceleration of our other indebtedness in excess of certain specified amounts; certain types of bankruptcy or insolvency involving us; certain other events specified in the respective indentures governing such notes.  Further, as a result of the “cross-default” provisions contained in such indentures, a default under one such indenture may result in a cascading of defaults across all such indentures, including the indenture governing the 13% Notes if, among other things, we are unable to fulfill our repurchase obligations with respect to the 5.50% Notes and/or 6.50% Notes in compliance with the covenants contained in the indenture governing the 13% Notes.

Accordingly, the occurrence of a default under any of our notes, unless cured or waived, may have a material adverse effect on our results of operations including, without limitation, forcing us to seek bankruptcy protection.  In the event we are unable or determine not to fulfill our repurchase obligations with respect to the 5.50% Notes and/or 6.50% Notes in connection with any Fundamental Change, including, without limitation, making any such repurchase(s) in accordance with the terms of the indenture governing the 13% Notes, it would result in such a default and may force us to seek bankruptcy protection.

In addition, our obligations under 13% Notes are secured by substantially all of our assets (subject to certain exceptions described in the indenture governing the 13% Notes), so if we default on those obligations, the noteholders could foreclose on our assets. As a result of these security interests, such assets may only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the holders of the 13% Notes will have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all secured indebtedness and other obligations, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. As a consequence, our equity may receive less than the current trading price of our common stock or nothing at all.

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

10.1	Form of Egalet Corporation Restricted Stock Award Agreement (filed herewith).

10.2

Amendment No. 3 to the Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Annex A-1 to Egalet Corporation’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 6, 2018).

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

10.1	Form of Egalet Corporation Restricted Stock Award Agreement (filed herewith).

10.2

Amendment No. 3 to the Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (incorporated by reference to Annex A-1 to Egalet Corporation’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 6, 2018).

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

Date: August 9, 2018

EGALET CORPORATION

	By:	/s/ STANLEY J. MUSIAL
Stanley J. Musial
Chief Financial Officer