Form 10-Q
period 2018-09-30
Egalet Corp
filed 2018-11-19
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

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

Common Stock, $0.001 par value                                 Shares outstanding as of November 19, 2018: 56,772,101

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2018.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	September 30, 2018
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,090	$34,248
Marketable securities, available for sale	59,953	15,966
Accounts receivable	4,120	10,841
Inventory	3,225	3,039
Prepaid expenses and other current assets	2,672	848
Other receivables	893	991
Total current assets	101,953	65,933
Intangible assets, net	6,583	4,816
Restricted cash	400	400
Property and equipment, net	9,911	1,158
Deposits and other assets	1,011	308
Total assets	$119,858	$72,615
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,160	$6,708
Accrued expenses	16,104	27,001
Deferred revenue	7,456	—
Debt - current, net	1,081	129,372
Warrant liability	8,166	—
Total current liabilities	42,967	163,081
Debt - non-current portion, net	98,890	1,221
Deferred income tax liability	26	25
Derivative liability	16,623	—
Other liabilities	727	583
Total liabilities	159,233	164,910

Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common stock--$0.001 par value; 75,000,000 and 275,000,000 shares authorized at December 31, 2017 and September 30, 2018, respectively; 45,939,663 and 56,772,101 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	46	53
Additional paid-in capital	254,871	275,680
Accumulated other comprehensive income	1,008	912
Accumulated deficit	(295,300)	(368,940)
Total stockholders' deficit	(39,375)	(92,295)
Total liabilities and stockholders’ deficit	$119,858	$72,615

See accompanying notes to unaudited consolidated financial statements.

 Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenue
Net product sales	$6,651	$8,153	$18,333	$21,857
Total revenue	6,651	8,153	18,333	21,857

Costs and Expenses
Cost of sales (excluding amortization of product rights)	1,249	1,773	3,646	5,553
Amortization of product rights	528	526	1,554	1,594
General and administrative	6,849	5,556	27,811	19,322
Sales and marketing	8,803	7,932	27,402	26,006
Research and development	2,073	956	13,187	3,258
Restructuring and other charges	2,983	13,864	2,983	13,864
Total costs and expenses	22,485	30,607	76,583	69,597
Loss from operations	(15,834)	(22,454)	(58,250)	(47,740)
Other (income) expense:
Change in fair value of warrant and derivative liability	(1,500)	(3,986)	(1,513)	(12,292)
Interest expense, net	4,675	32,891	13,958	40,251
Other (gain) loss	(60)	(132)	106	(158)
Gain on foreign currency exchange	(1)	—	(1)	(1)
	3,114	28,773	12,550	27,800
Loss before provision (benefit) for income taxes	(18,948)	(51,227)	(70,800)	(75,540)
Provision (benefit) for income taxes	—	—	—	—
Net loss	$(18,948)	$(51,227)	$(70,800)	$(75,540)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.93)	$(2.32)	$(1.45)
Weighted-average shares outstanding, basic and diluted	41,149,838	55,192,542	30,525,158	51,944,358

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2018	2017	2018
Net loss	$(18,948)	$(51,227)	$(70,800)	$(75,540)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	19	7	(18)	36
Foreign currency translation adjustments	166	(21)	786	(132)
Comprehensive loss	$(18,763)	$(51,241)	$(70,032)	$(75,636)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2018
Operating activities:
Net loss	$(70,800)	$(75,540)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,818	3,582
Non-cash impairment of property and equipment	—	6,886
Change in fair value of warrant and derivative liability	(1,513)	(12,292)
Stock-based compensation expense	5,056	3,094
Non-cash interest and amortization of debt discount	4,589	31,043
Amortization of premium (discount) on marketable securities	45	(185)
Changes in assets and liabilities:
Accounts receivable	(4,499)	(7,092)
Inventory	(135)	29
Prepaid expenses and other current assets	1,140	1,821
Other receivables	(50)	(130)
Deposits and other assets	(417)	703
Accounts payable	3,233	(3,453)
Accrued expenses	(280)	5,884
Deferred revenue	4,778	—
Other current liabilities	1	—
Other liabilities	(134)	(137)
Net cash used in operating activities	(55,168)	(45,787)
Investing activities:
Payments for purchase of property and equipment	(90)	(9)
Purchases of investments	(93,391)	(23,465)
Sales of investments	12,195	—
Maturity of investments	59,297	67,675
Net cash (used in) provided by investing activities	(21,989)	44,201
Financing activities:
Net proceeds from issuance of common stock	32,504	5,216
Net proceeds from debt and royalty rights	38,304	—
Royalty payments in connection with the 13% Notes	(307)	(421)
Net cash provided by financing activities	70,501	4,795
Effect of foreign currency translation on cash and cash equivalents	451	(51)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,205)	3,158
Cash, cash equivalents and restricted cash at beginning of period	44,355	31,490
Cash, cash equivalents and restricted cash at end of period	$38,150	$34,648

Supplemental disclosures of cash flow information:
Cash interest payments	$10,662	$11,893
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$12,497
Fair value of warrants issued in connection with common stock	$9,667	$—

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Organization and Business Overview

Egalet Corporation (the “Company”) is a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain. Given the need for acute and chronic pain products and the issue of prescription abuse, the Company is focused on bringing non-narcotic and abuse-discouraging formulations of opioids to patients and healthcare providers. The Company is currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”) and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).

SPRIX Nasal Spray is a nonsteroidal anti-inflammatory drug (“NSAID”) indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level.  OXAYDO is an immediate release (“IR”) oxycodone product designed to discourage abuse via snorting, indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

Using its proprietary Guardian Technology (“GT”), the Company developed ARYMO ER, an extended-release (“ER”) morphine product formulated with abuse-deterrent (“AD”) properties, which is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Due to, among other things, lack of market adoption of branded, ER morphine, Egalet discontinued the manufacturing and promotion of ARYMO ER on September 28, 2018.  In addition to ARYMO ER, the Company developed a pipeline of products also using GT, which it may look to partner.  The Company plans to continue to grow revenues of its commercial products, explore business development opportunities and leverage its proprietary technology.

On October 30, 2018, the Company entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire four non-narcotic marketed pain products and one development product from Iroko Pharmaceuticals (“Iroko”).  To facilitate the transactions contemplated by the Purchase Agreement (the “Iroko Acquisition”) and to reorganize its financial structure, the Company and its wholly-owned subsidiaries (the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Petitions”) under Chapter 11 of the United States (“U.S.”) Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Court”) and a related Joint Plan of Reorganization (the “Plan”) on October 30, 2018.  If consummated, this transaction will enable Egalet to expand its commercial portfolio with four additional non-narcotic marketed pain products while improving its capital structure.  Refer to Note 17 –  Subsequent Events for additional details.

Liquidity and Substantial Doubt in Going Concern

 Nasdaq Transfer and Delisting; Tender Offer

On July 31, 2018, the Company filed a Tender Offer Statement on Schedule TO with respect to the right of each holder of its 5.50% Convertible Senior Notes due 2020 (the "5.50% Notes") to sell, and the obligation of the Company to repurchase for cash, all or a portion of each such holder’s 5.50% Notes on September 19, 2018, on the terms and subject to the conditions set forth in the Fundamental Change Company Notice, Make-Whole Fundamental Change Company Notice and Offer to Repurchase to Holders of the 5.50% Convertible Senior Notes due 2020, dated July 31, 2018, as amended August 10, 2018 (the “Offer”).  The Offer was commenced in accordance with the requirements of the indenture governing the 5.50% Notes (the “5.50% Notes Indenture”) as a result of the determination by The Nasdaq Stock Market LLC (“Nasdaq”) that the Company had ceased to meet the requirements for the listing of its common stock on The Nasdaq Global Market and to transfer such listing to The Nasdaq Capital Market effective at the open of business on July 11, 2018 (the “Nasdaq Transfer”). The Nasdaq Transfer constituted both a Fundamental Change and a Make-

Whole Fundamental Change under the 5.50% Notes Indenture.  In accordance with the terms of the 5.50% Notes Indenture, as a result of the Nasdaq Transfer, the Company was required, on or before the 20th calendar day following the Nasdaq Transfer, to give notice of the Fundamental Change and Make-Whole Fundamental Change to the holders of the 5.50% Notes and to make an offer to purchase all of the 5.50% Notes. The scheduled expiration time of the Offer was 5:00 p.m., New York City time, on September 18, 2018 (the “Expiration Time”), and the scheduled repurchase date was September 19, 2018 (the “Fundamental Change Repurchase Date”).

In order to address the Company’s continued non-compliance with certain continued listing requirements for the listing of its common stock on the Nasdaq Capital Market and the potential consequences under the 5.50% Notes Indenture, the indenture governing the Company's 6.50% Convertible Senior Notes due 2024 (the "6.50% Notes," and such indenture, the "6.50% Notes Indenture") and the indenture governing the Company's 13% Senior Secured Notes (the "13% Notes, and such indenture, the "13% Notes Indenture") related thereto, as well as in connection with the Company’s ongoing assessment of its financial condition, the Company considered, and engaged in preliminary, confidential discussions with a limited number of holders of its 13% Notes and certain other third parties regarding, a number of potential strategic alternatives. As these discussions progressed following the commencement of the Offer, the combination of the potential restructuring of the Company’s indebtedness and the Iroko Acquisition increasingly appeared to present the most viable alternative. As such discussions further progressed, information received from the counterparties suggested that, despite the Company potentially having the cash available to complete the Offer, the consummation of the Offer would create substantial difficulties in reaching a consensus regarding a restructuring and consummating the proposed transactions.

In addition, the Company recognized that if it was unable to regain compliance with Nasdaq’s continued listing requirements, the delisting of the Company’s common stock from the Nasdaq Capital Market would constitute a “Fundamental Change” under the 6.50% Notes Indenture and would require the Company to make an offer to purchase all of the 6.50% Notes on the terms set forth therein.  As of September 30, 2018, there was approximately $48.6 million of aggregate principal amount of convertible notes outstanding – approximately $24.7 million principal amount of the 5.50% Notes and approximately $23.9 million of the 6.50% Notes. Further, the 13% Notes Indenture would have prohibited the Company from repurchasing the aggregate $48.6 million of convertible notes outstanding and, to the extent that the Company was unable to make any such payment in accordance with the terms of the 13% Notes Indenture, it would have resulted in a default under the 13% Notes Indenture, cross-defaults under the 5.50% Notes Indenture and 6.50% Notes Indenture and other adverse consequences, including the ability of the holders of the 13% Notes to exercise the remedies available to them as secured lenders.

On September 18, 2018, the day prior to the Fundamental Change Repurchase Date and shortly before the Expiration Time, the Company received written notification from Nasdaq indicating that, as the Company had not regained compliance with Nasdaq’s continued listing requirements for the listing of the Company’s common stock on the Nasdaq Capital Market or fulfilled certain of the milestones and conditions contained in a compliance plan originally submitted to the Nasdaq Hearings Panel by the Company in June 2018, the Nasdaq Hearings Panel determined to delist the Company’s common stock from the Nasdaq Capital Market and that there would be a suspension of trading in the Company’s common stock effective at the open of business on September 19, 2018 (the “Delisting Notice”). As of September 30, 2018, shares of the Company’s common stock were quoted on the OTCQX Bulletin Board (the “OTCQX”) following the suspension of trading of the Company’s common stock on the Nasdaq Capital Market on September 19, 2018.

Events of Default; Forbearance Agreement; Chapter 11 Cases

Also on September 18, 2018, following the Company’s receipt of the Delisting Notice, the Company and its subsidiaries determined to enter into a Forbearance Agreement (the “Forbearance Agreement”) with certain holders (the “FA Supporting Holders”) of the 13% Notes. Pursuant to the Forbearance Agreement, the FA Supporting Holders agreed to forbear from exercising their rights and remedies under the 13% Notes Indenture and the related security documents until the earlier of (a) 11:59 p.m. on October 14, 2018 and (b) following an Event of Termination (as defined in the Forbearance Agreement) (such period, the “Forbearance Period”) with respect to certain potential events of default arising under the 13% Notes Indenture. Following the period of this report, on each of October 14, 2018, October 21, 2018 and October 24, 2018, the Company and the FA Supporting Holders entered into amendments to the Forbearance

Agreement to extend the Outside Time to 11:59 New York City time on October 21, 2018, October 24, 2018 and October 28, 2018, respectively.  Refer to Note 17 – Subsequent Events – Support Agreement and Forbearance Agreement Amendments for additional details.

The Events of Termination included, among other things, the Company or any of its subsidiaries making any purchase of the 5.50% Notes or the 6.50% Notes.  As a result, the consummation of the Offer would have resulted in an Event of Termination under the Forbearance Agreement and permitted the holders of 13% Notes to exercise all rights and remedies available under the 13% Notes Indenture and related security documents. The expiration, termination and withdrawal of the Offer without payment resulted in none of the 5.50% Notes that were tendered in the Offer being accepted for purchase and no consideration was paid to holders of 5.50% Notes who tendered their 5.50% Notes in the Offer.  All 5.50% Notes previously tendered and not withdrawn were returned or credited back to the respective holders thereof.  Consequently, the failure of the Company to complete the Offer in accordance with the terms of the 5.50 % Notes Indenture constituted an Event of Default thereunder and resulted in a cross-defaults under the 13% Notes Indenture and 6.50% Notes Indenture.

Following the period of this report, on October 30, 2018, the Company and its subsidiaries filed the Bankruptcy Petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on October 30, 2018.  Refer to Note 17 — Subsequent Events for additional details.

Substantial Doubt in Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of September 30, 2018, the Company had an accumulated deficit of $368.9 million, a working capital deficit of $97.1 million and its ability to continue as a going concern is contingent upon the Court's approval of the Plan and its ability to, among other factors, successfully implement the Plan including, without limitation, consummating the Iroko Acquisition. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern and, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Among other things, the filing of the Chapter 11 petitions constituted an event of default with respect to certain of our existing debt obligations, as described in more detail below under Note 17 – Subsequent Events. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in our financial statements in the future.  During the pendency of the Chapter 11 Cases, the Company expects to fund operations with cash on hand.

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

The accompanying consolidated financial information at September 30, 2018 and the three and nine months ended September 30, 2017 and 2018 is unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2018, the consolidated results of its operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2018, and consolidated cash flows for the nine months ended September 30, 2017 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 filed on March 16, 2018 with the SEC.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires changes in restricted cash during the period to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Company’s consolidated statements of cash flows. If cash, cash equivalents and restricted cash are presented in more than one line on the Company’s consolidated balance sheets, the new guidance requires a reconciliation of the total in the statements of cash flows to the related captions in the Company’s consolidated balance sheets. ASU 2016-18 was effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The amendments in this ASU increased the beginning and ending cash balances in the Company’s consolidated statements of cash flows. The Company has adopted the standard in the first quarter of 2018. The adoption had no material impact on the Company’s consolidated statements of cash flows and had no impact on the Company’s consolidated balance sheets or statements of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has defined a process to meet the accounting and reporting requirements of the guidance and is assessing lease arrangements in order to determine the impact ASU 842 adoption will have on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 was effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted the standard in the first quarter of 2018 and determined there to be no material impact of the adoption in the three and nine months ended September 30, 2018.

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires an entity to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require an entity to use more judgment and make more estimates than under the current guidance. The new guidance became effective in calendar year 2018. Two methods of adoption were permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

In March 2016, April 2016 and December 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts with Customers:  Principal Versus Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers:  Identifying Performance Obligations and Licensing, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers, respectively, which further clarify the implementation guidance on principal versus agent considerations contained in ASU No. 2014-09. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers, narrow-scope improvements and practical expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition (collectively “ASC 606”). These standards were effective for the Company beginning in the first quarter of 2018.

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

3. Revenue From Contracts with Customers

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption, referred to herein as the “new guidance”. The reported results as of, and for the three and nine months ended September 30, 2018 reflect the application of ASC 606 guidance while the reported results as of, and for the three and nine months ended September 30, 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 had a material impact on the Company’s consolidated financial position, results of operations and stockholders’ deficit as of the adoption date and for the three and nine months ended September 30, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's products to its customers and will provide financial statement readers with enhanced disclosures.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of September 30, 2018.

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

The Company’s performance obligations are to provide pharmaceutical products to several wholesalers or a single specialty pharmaceutical distributor.  All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of a promised good to a customer, which is typically upon delivery.  Payments for invoices are generally due within 30 to 65 days of invoice date.

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the three and nine months ended September 30, 2018:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Product lines
SPRIX Nasal Spray	$6,097	$16,314
OXAYDO	1,882	4,831
ARYMO ER	174	712
Total	$8,153	$21,857

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

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for its products. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  The Company estimates product return liabilities using the expected value method based on its historical sales information and other factors that it believes could significantly impact its expected returns, including product discontinuations, product recalls and expirations, of which it becomes aware. These factors include its estimate of actual and historical return rates for non-conforming product and open return requests.

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

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company estimates cash discounts using the mostly likely amount method by reducing accounts receivable by the prompt pay discount amount. The discount is recognized as a reduction of revenue in the same period as the related revenue.

Patient Discount Programs

The Company offers co-pay discount programs to patients for each of its products, in which patients receive a co-pay discount on their prescriptions. For discount amounts that are not immediately available, the Company estimates the total amount that will be redeemed using the expected value method based on the quantity of product shipped. The Company recognizes the discount as a reduction of revenue in the same period as the related revenue.

Commercial and Government Rebates

The Company contracts with various commercial and government payor organizations, primarily private insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products.  The Company estimates these rebates using the expected value method and records such estimates in the same period the related revenue is recognized, resulting in a reduction of net product sales and the establishment of an accrued expense.

The following table summarizes activity in each of the net product sales allowance and reserve categories for the nine months ended September 30, 2018:

(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	6,038	52,441	5,383	2,729	66,591
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(555)	(7,866)	(1,235)	—	(9,656)
Credits or payments made for current period sales	(5,448)	(40,081)	(3,341)	(650)	(49,520)
Balance at September 30, 2018	$630	$12,359	$2,222	$2,079	$17,290

Total gross product sales					$88,628

Total provision for product sales allowances and accruals as a percentage of total gross sales					75%

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the Company’s reported consolidated balance sheet as of September 30, 2018 to the pro-forma amounts had the previous guidance been in effect:

		Adjustments Due to	Pro Forma if the previous
	As reported	ASU 2014-09	accounting was in effect

Accounts receivable	10,841	371	11,212
Inventory	3,039	421	3,460
Accrued expenses	27,001	(9,555)	17,446
Deferred revenue	-	13,509	13,509
Accumulated deficit	(368,940)	(2,870)	(371,810)

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

The following table compares the Company’s reported consolidated statement of operations for the three and nine months ended September 30, 2018 to the pro-forma amounts had the previous guidance been in effect:

		Adjustments Due to	Three Months Ended
	As reported	ASU 2014-09	September 30, 2018
Revenues
Net product sales	$8,153	$225	$8,378
Cost of sales (excluding amortization of product rights)	1,773	(281)	1,492
Net loss	$(51,227)	$506	$(50,721)
Per share information:
Net loss per share of common stock, basic and diluted	$(0.93)	$(0.00)	$(0.92)
Weighted-average shares outstanding, basic and diluted	55,192,542	55,192,542	55,192,542

		Adjustments Due to	Nine Months Ended
	As reported	ASU 2014-09	September 30, 2018
Revenues
Net product sales	$21,857	$(1,643)	$20,214
Cost of sales (excluding amortization of product rights)	5,553	(673)	4,880
Net loss	$(75,540)	$(970)	$(76,510)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.45)	$(0.02)	$(1.47)
Weighted-average shares outstanding, basic and diluted	51,944,358	51,944,358	51,944,358

Amounts reported on certain line items within net cash used in operating activities on the consolidated statement of cash flows changed as a result of the adoption of ASU 2014-09, but there was no change in the reported amounts of total operating, investing and financing cash flow.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of January 1, 2018 or September 30, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of January 1, 2018 or September 30, 2018.

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

4. Investments

Marketable Securities

Marketable securities consisted of the following at December 31, 2017:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$60,000	$—	$(47)	$59,953
Total	$60,000	$—	$(47)	$59,953

Marketable securities consisted of the following as of September 30, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$15,977	$—	$(11)	$15,966
Total	$15,977	$—	$(11)	$15,966

The fair value of marketable securities as of September 30, 2018 with a maturity of less than one year was $16.0 million.  There were no marketable securities with a maturity of greater than one year as of September 30, 2018.

At September 30, 2018, the Company held eleven marketable securities that were in a continuous loss position for less than one year and no marketable securities that were in a continuous loss position for more than one year.  The unrealized losses are immaterial in amount and are the result of current economic and market conditions and the Company has determined that no other than temporary impairment exists at September 30, 2018.

5. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at December 31, 2017 and September 30, 2018:

	December 31,	September 30,
(in thousands)	2017	2018
Raw materials	$850	$1,468
Work in process	772	—
Finished goods	1,446	1,571
Deferred cost of sales	157	—
Total	$3,225	$3,039

As a result of the discontinuation of manufacturing and promotion of ARYMO ER effective September 28, 2018, the Company recognized a write-down of the remaining inventory of ARYMO ER of $707,000 in the three and nine months ended September 30, 2018, which is included in Restructuring and other charges on the Company’s consolidated statements of operations.

6. Intangible Assets

The following represents the balance of the intangible assets at December 31, 2017:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,695	$(3,273)	$4,422	4.00
SPRIX Nasal Spray product rights	4,978	(2,964)	2,014	2.00
IP R&D	183	(36)	147	4.00
Total	$12,856	$(6,273)	$6,583

The following represents the balance of the intangible assets at September 30, 2018:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,645	$(4,070)	$3,575	3.25
SPRIX Nasal Spray product rights	4,875	(3,634)	1,241	1.25
IP R&D	—	—	—
Total	$12,520	$(7,704)	$4,816

There was no impairment to the OXAYDO and SPRIX Nasal Spray intangible assets in the three and nine months ended September 30, 2017 or in the three and nine months ended September 30, 2018. As a result of the discontinuation of manufacturing and promotion of ARYMO ER effective September 28, 2018, the Company recognized a write-down of the remaining intangible asset value of the IP R&D intangible asset associated with the Guardian Technology of $115,000 in the three and nine months ended September 30, 2018, which is included in Restructuring and other charges on the Company’s consolidated statements of operations.

Collaboration and License Agreement with Acura Pharmaceuticals, Inc. (“Acura”)

In January 2015, the Company entered into a Collaboration and License Agreement with Acura to commercialize OXAYDO™ (oxycodone hydrochloride) tablets containing Acura’s Aversion® Technology (the “OXAYDO License Agreement”). The Company paid Acura an upfront payment of $5.0 million in January 2015 and a $2.5 million milestone payment in October 2015 as a result of the first commercial sale of OXAYDO.  The Company also incurred transaction costs of $172,000 associated with the OXAYDO License Agreement.  The Company recorded an intangible asset of $7.7 million related to this transaction.  Refer to Note 15 — Acquisitions and License and Collaboration Agreements for additional details.

During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $274,000 and $813,000, respectively, related to the OXAYDO product rights intangible asset. During the three and nine months ended September 30, 2018, the Company recognized amortization expense of $274,000 and $824,000, respectively, related to the OXAYDO product rights intangible asset.

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

During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $246,000 and $714,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset. During the three and nine months ended September 30, 2018, the Company recognized amortization expense of $248,000 and $748,000, respectively, related to the SPRIX Nasal Spray product rights intangible asset.

In-Process Research and Development (“IP R&D”)

In connection with the acquisition of Egalet A/S, the Company recognized an IP R&D asset related to the Company’s drug delivery platform specifically designed to help deter physical abuse of pain medications, the Guardian Technology. Through December 31, 2017, the IP R&D was considered an indefinite-lived intangible asset and was assessed for impairment annually or more frequently if impairment indicators existed.  Following the approval of ARYMO ER in January 2017, the Company began to amortize the intangible asset over a useful life of five years.

During the three and nine months ended September 30, 2017, the Company recognized amortization expense of $9,000 and $26,000, respectively, related to the IP R&D intangible asset. During the three and nine months ended September 30, 2018, the Company recognized amortization expense of $9,000 and $27,000, respectively, related to the IP R&D intangible assets.  The remaining IP R&D intangible asset was written off in the three and nine months ended September 30, 2018 due to the Company's decision to discontinue the manufacturing and promotion of ARYMO ER.

7. Accrued Expenses

Accrued expenses were as follows:

(in thousands)	December 31,	September 30,
	2017	2018
Sales allowances	$4,721	$15,815
Payroll and related	4,349	3,194
HALO termination payment	—	3,100
Interest	3,270	1,355
Professional services	627	1,005
Royalties	800	507
Sales and marketing	1,247	199
Manufacturing services	579	66
Clinical research	355	46
Other	156	1,714
	$16,104	$27,001

8. Debt

5.50% Convertible Senior Notes Due 2020

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes. Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced on October 1, 2015. As of September 30, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remained outstanding.

The 5.50% Notes are general, unsecured and unsubordinated obligations of Egalet Corporation and rank senior in right of payment to all of Egalet Corporation’s indebtedness that is expressly subordinated in right of payment to the 5.50% Notes.  The 5.50% Notes are effectively subordinated to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

The Company may not redeem the 5.50% Notes prior to maturity. Prior to the filing of the Bankruptcy Petitions (the “Petition Date”), the 5.50% Notes were convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an initial conversion rate of 67.2518 shares per $1,000 principal amount of the 5.50% Notes (equivalent to an initial conversion price of approximately $14.87 per share of Common Stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest.  The Company is obligated to satisfy the conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election.

Prior to the Petition Date, holders would have the right to convert all or any portion of their 5.50% Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding January 1, 2020 only under the following circumstances:

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

Upon conversion, the Company would be obligated to pay or deliver cash, shares of the Company’s Common Stock or a combination of cash and shares of the Company’s Common Stock, at the Company’s election, and an interest make-whole payment in shares of the Company’s Common Stock, if applicable. If the Company satisfies the conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of the Company’s Common Stock, the amount of cash and shares of the Company’s Common Stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period.

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

On or after the date that is six months after the last date of original issuance of the 5.50% Notes, if the last reported sale price of the Company’s Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending within the five trading days immediately preceding a conversion date is greater than or equal to the conversion price for the 5.50% Notes on each applicable trading day, the Company is obligated to, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 5.50% Notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%. The Company is obligated to pay any interest make-whole payment by delivering shares of the Company’s Common Stock valued at 95% of the simple average of the daily volume weighted average price for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares the Company may deliver in connection with a conversion of the 5.50% Notes, including those delivered in connection with an interest make-whole payment, will not exceed 77.3395 shares of the Company’s Common Stock per $1,000 principal amount of 5.50% Notes, subject to adjustment.  The Company will not be required to make any cash payments in lieu of any fractional shares or have any further obligation to deliver any shares of the Company’s Common Stock or pay any cash in excess of the threshold described above. In addition, if in connection with any conversion the conversion rate is adjusted, then such holder will not receive the interest make-whole payment with respect to such 5.50% Note.

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

On July 31, 2018, the Company filed a Tender Offer Statement on Schedule TO with respect to the Offer in accordance with the requirements of the indenture governing the 5.50% Notes Indenture. The expiration, termination and withdrawal of the Offer without payment on September 19, 2018 resulted in none of the 5.50% Notes that were tendered in the Offer being accepted for purchase and no consideration was paid to holders of 5.50% Notes who tendered their 5.50% Notes in the Offer.  All 5.50% Notes previously tendered and not withdrawn were returned or credited back to the respective holders thereof.  Consequently, the failure of the Company to complete the Offer in accordance with the terms of the 5.50 % Notes Indenture constituted an Event of Default thereunder. Refer to Note 1– Organization and Description of the Business – Liquidity and Substantial Doubt in Going Concern – Nasdaq Transfer and Delisting; Tender Offer and Note 17 – Subsequent Events for further details.

As a result of the Nasdaq Transfer and the corresponding Fundamental Change under the 5.50% Notes Indenture, the conversion criteria for the 5.50% Notes was met as of July 11, 2018 and, as an Event of Default (as defined in the 5.50% Indenture) occurred on September 19, 2018 when the Company failed to consummate the Offer and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 5.50% Notes have the right pursuant to the 5.50% Note Indenture to declare all the outstanding 5.50% Notes to be due and payable immediately. However, any efforts to enforce such payment obligations under the 5.50% Notes Indenture are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the 5.50% Notes Indenture are subject to the applicable provisions of the Bankruptcy Code. In addition, pursuant to the Support Agreement, the Supporting Noteholders have agreed to forbear from exercising any of their rights and remedies under the applicable Existing Debt Instruments (as defined below) pending the outcome of the Bankruptcy Petitions.

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

The failure of the Company to complete the Tender Offer in accordance with the terms of the Indenture governing the 5.50% Notes constituted an Event of Default. Accordingly, the holders of the 5.50% Notes (or the trustee under the applicable indenture) have the right to accelerate and declare due and payable immediately all principal and accrued but unpaid interest with respect to the 5.50% Notes.

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

The following table summarizes how the issuance of the 5.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
(in thousands)
Principal	$24,650	$24,650
Unamortized debt discount	(4,222)	—
Carrying value	$20,428	$24,650

The carrying value of the 5.50% Notes was classified as a non-current liability on the Company’s consolidated balance sheets at December 31, 2017. The carrying value of the 5.50% Notes was classified as a current liability on the Company’s consolidated balance sheets at September 30, 2018 due to the circumstances described above with respect to the continuing Events of Default.  Given these continuing Events of Default, the Company reevaluated the remaining contractual term of the 5.50% Notes and recorded a charge to interest expense of $2.9 million during the three and nine months ended September 30, 2018.  Refer to Note 1- Organization and Description of the Business and Note 17 – Subsequent Events for further details.

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

As a result of the Charter Amendment, as of February 14, 2018, the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes and accordingly, the conversion feature is considered indexed to the Company’s Common Stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the first quarter of 2018.

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

In addition, the 6.50% Notes Indenture required the Company to use its reasonable best efforts to (i) seek stockholder approval of an amendment to the Company’s Third Amended & Restated Certificate of Incorporation, as amended, to increase the amount of authorized shares available for issuance thereunder, and (ii) upon such approval, to reserve from such amount the number of shares that may be issued in respect of the 6.50% Notes and any other securities issued in connection with the Exchange.  In February 2018, the Company held a special meeting of stockholders (the “Special Meeting”) and received stockholder approval of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase authorized shares by 200,000,000 shares. Refer to Note 9- Stockholders’ Equity for further details. The Exchange Agreements also provide that, for a period of nine months, the Company will not enter into additional exchange transactions with the other holders of the 5.50% Notes the economic terms of which, taken is a whole, are more favorable to the 5.50% Note holders than the December 2017 Exchange.

Certain provisions in the 6.50% Notes could require accelerated payment of principal and interest.  The 6.50% Notes provide that the delisting of the Company’s Common Stock from the Nasdaq Capital Market would constitute a “fundamental change” under the 6.50% Notes, which would require the Company to make an offer to repurchase for cash all or any portion of each holder’s 6.50% Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon.  The Nasdaq Transfer did not constitute a fundamental change under the 6.50% Notes, but the Company’s delisting from the Nasdaq Capital Market on September 19, 2018 did constitute a fundamental change under the 6.50% Notes Indenture when complete.

In addition, the expiration, termination and withdrawal of the Offer without payment resulted in none of the 5.50% Notes that were tendered in the Offer being accepted for purchase and no consideration was paid to holders of 5.50% Notes who tendered their 5.50% Notes in the Offer.  All 5.50% Notes previously tendered and not withdrawn were returned or credited back to the respective holders thereof.  Consequently, the failure of the Company to complete the Offer in accordance with the terms of the 5.50 % Notes Indenture constituted a cross-defaults under the 6.50% Notes Indenture. Accordingly, the holders of the 6.50% Notes (or the trustee under the applicable indenture) would have the right to accelerate and declare due and payable immediately all principal and accrued but unpaid interest with respect to the 6.50% Notes if the 5.50% Notes holders (or the trustee under the 5.50% Notes Indenture) were to accelerate the 5.50% Notes in accordance with their rights under the 5.50% Notes Indenture. The filing of the Chapter 11 Cases after the period of this report also constituted an Event of Default under the 6.50% Notes Indenture.

However, any efforts to enforce such payment obligations under the 6.50% Notes Indenture are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the 6.50% Notes Indenture are subject to the applicable provisions of the Bankruptcy Code. In addition, pursuant to the Support Agreement, the Supporting Noteholders have agreed to forbear from exercising any of their rights and remedies under the applicable Existing Debt Instruments pending the outcome of the Bankruptcy Petitions. Refer to Note 1- Organization and Description of the Business and Note 17 – Subsequent Events for further details.

Transaction costs of $1.7 million related to the issuance of the 6.50% Notes were accounted for as debt discount.

The following table summarizes how the issuance of the 6.50% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
(in thousands)
Principal	$23,888	$23,888
Unamortized debt discount	(20,919)	—
Carrying value	$2,969	$23,888

The carrying value of the 6.50% Notes was classified as a non-current liability on the Company’s consolidated balance sheet at December 31, 2017.  The carrying value of the 6.50% Notes was classified as a current liability on the Company’s consolidated balance sheets at September 30, 2018 due to the fundamental change provisions of the 6.50% Notes Indenture and the Event of Default. Given the Event of Default, the Company reevaluated the remaining contractual term of the 6.50% Notes and recorded a charge to interest expense $20.8 million during the three and nine months ended September 30, 2018. Refer to Note 1 – Organization and Description of the Business and Note 17 - Subsequent Events for further details

13% Senior Secured Notes (the “13% Notes”)

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

The Company has used the net proceeds from the 13% Notes and the Royalty Rights (as defined below) to repay all outstanding obligations to Hercules under the Loan Agreement with Hercules, to support the commercialization of ARYMO ER and for general corporate purposes.

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

The 13% Notes are senior secured obligations of the Company and equal in right of payment to all existing and future pari passu indebtedness of the Company (including the 5.50% Notes), will be senior in right of payment to all existing and future subordinated indebtedness of the Company, have the benefit of a security interest in the 13% Notes collateral and are junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property (“IP”), from time to time in accordance with the indenture governing the 13% Notes (the “13% Notes Indenture”). Following the Second Closing, the stated maturity date of the 13% Notes became September 30, 2033. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the 13% Notes Indenture), holders of the 13% Notes may require the Company to repurchase for cash all or part of their 13% Notes at a repurchase price equal to 101.00% of the principal amount of the 13% Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company was entitled to redeem the 13% Notes at its option, in whole or in part from time to time, prior to August 31, 2018, at a redemption price equal to 100.00% of the principal amount of the 13% Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date, plus a make-whole premium computed using a discount rate equal to the treasury rate in respect of such redemption date plus 100 basis points. The Company may redeem the 13% Notes at its option, in whole or in part from time to time, on or after August 31, 2018 at a redemption price equal to: (i) from and including August 31, 2018 to and including August 30, 2019, 109.00% of the principal amount of the 13% Notes to be redeemed, (ii) from and including August 31, 2019 to and including August 30, 2020, 104.50% of the principal amount of the 13% Notes to be redeemed, and (iii) from and including August 31, 2020 and thereafter, 100.00% of the principal amount of the 13% Notes to be redeemed, in each case, plus accrued and unpaid interest to the redemption date. In addition, prior to August 31, 2018, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 13% Notes with the proceeds of one or more public or private equity offerings at a redemption price equal to 113.50% of the aggregate principal amount of the 13% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption in accordance with the 13% Notes Indenture; provided that at least 65% of the aggregate principal amount of 13% Notes issued under the 13% Notes Indenture remains outstanding immediately after each such redemption and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.  No sinking fund is provided for the 13% Notes, which means that the Company is not required to periodically redeem or retire the 13% Notes.

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

In connection with the filing of the Bankruptcy Petitions, which constitutes an event of default under the 13% Notes Indenture, with the principal and accrued but unpaid interest thereunder subject to acceleration to be due and payable, the Company reclassified the principal and accrued but unpaid interest balance to current liabilities. However, any efforts to enforce such payment obligations under the 13% Notes Indenture are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the 13% Notes Indenture are subject to the applicable provisions of the Bankruptcy Code. In addition, pursuant to the Support Agreement, the Supporting Noteholders have agreed to forbear from exercising any of their rights and remedies under the applicable Existing Debt Instruments pending the outcome of the Bankruptcy Petitions. Refer to Note 1- Organization and Description of the Business and Note 17 – Subsequent Events for further details.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $4.1 million and $1.9 million as of December 31, 2017 and September 30, 2018, respectively, which are classified within current and non-current debt in the Company’s consolidated balance sheets.

The Company incurred fees and legal expenses of $4.5 million in connection with the issuance of the 13% Notes, which have been recorded as a discount on the debt in the Company’s consolidated balance sheets and are amortized using the effective interest method. Due to the default on the 13% Notes and the subsequent filing of the Bankruptcy petition, the Company wrote off the remaining unamortized discount of $6.7 million in the three and nine months ended September 30, 2018.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales of OXAYDO and SPRIX Nasal Spray in the U.S., and historically, future net sales of ARYMO ER. The estimates of the magnitude and timing of OXAYDO and SPRIX Nasal Spray net sales are subject to significant variability due to the recent product launch and the extended time period associated with the financing transaction and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as the Company continues to gain experience marketing OXAYDO and SPRIX Nasal Spray.  The fair value of the Royalty Rights associated with certain net product sales was estimated to be $5.0 million at the issuance of the 13% Notes using a probability-weighted present value analysis.  Upon informing the FDA in September 2018 that the Company was discontinuing the manufacture and promotion of ARYMO ER, the Company adjusted the fair value of the Royalty Rights associated with ARYMO ER by reducing the liability by $691,000 and interest expense in the three and nine months ended September 30, 2018.

The following table summarizes how the issuance of the 13% Notes is reflected in the Company’s consolidated balance sheets at December 31, 2017 and September 30, 2018:

	December 31, 2017	September 30, 2018
(in thousands)
Gross proceeds	$80,000	$80,000
Unamortized debt discount	(7,572)	—
Carrying value	$72,428	$80,000

The carrying value of the 13% Notes was classified as a non-current liability on the Company’s consolidated balance sheets at December 31, 2017.  The carrying value of the 13% Notes was classified as a current liability on the Company’s consolidated balance sheets at September 30, 2018 due to the default of the 13% Notes Indenture. Given the Event of Default, the Company reevaluated the remaining contractual term of the 13% Notes and recorded a charge to interest expense of $7.6 million during the three months ended September 30, 2018.  Refer to Note 1 – Organization and Description of the Business for further details. The Royalty Rights issued in connection with the 13% Notes at December 31, 2017 were $4.1 million.  The Royalty Rights remaining at September 30, 2018 based on net sales of OXAYDO and SPRIX total $1.9 million, which are recorded as a component of debt-current, net $720,000 and debt-non-current portion, net $1.2 million on the Company’s consolidated balance sheets.

9. Stockholders’ Equity

Chapter 11 Cases

In connection with the Chapter 11 Cases, the Company expects to extinguish all of its outstanding equity interests in accordance with the terms of the Plan. Refer to Note 17 — Subsequent Events for additional details.

At the Market Offering

In July 2015, the Company entered into a Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which the Company could, at its discretion, from time to time, sell shares of its Common Stock, for an aggregate offering price of up to $30.0 million. The Company provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares of the Company’s Common Stock under the 2015 Sales Agreement have been made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended.

The Company initiated sales of shares under the 2015 Sales Agreement at various times beginning in March 2017 and has sold an aggregate of 9,786,622 shares of its Common Stock through September 30, 2018, resulting in gross proceeds of $9.5 million before deducting commissions of $286,000. The Company has suspended all sales under the 2015 Sales Agreement.

July 2017 Equity Offering

On July 6, 2017, the Company entered into an underwriting agreement with Cantor relating to an underwritten public offering (the “July 2017 Equity Offering”) of 16,666,667 shares of its Common Stock and accompanying warrants to purchase 16,666,667 shares of its Common Stock, at a combined public offering price of $1.80 per share and accompanying warrant, for gross proceeds of $30.0 million.  The net offering proceeds were $28.6 million after deducting underwriting discounts and commissions and offering-related costs of $1.4 million. Each warrant had an initial exercise price of $2.70, subject to adjustment in certain circumstances.  As of September 30, 2018, the warrants had an exercise price of $1.92. The shares of the Company’s Common Stock and warrants were issued separately. The warrants may be exercised at any time on or after the date of issuance and will expire five years from the date of issuance.

The Company accounted for the warrants using ASC 480 – Distinguishing Liabilities from Equity and determined that the warrants were a freestanding financial instrument that are subject to liability classification.  Pursuant to the terms of the agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company, and as a result the warrants are required to be measured at fair value and reported as a liability in the Company’s consolidated balance sheets.  The warrant exercise price is subject to adjustment upon the issuance of certain equity securities at a price less than the exercise price of the warrants then in effect.

The fair value of the warrants to purchase shares of the Company’s Common Stock in connection with the July 2017 Equity Offering was $9.7 million on the date of issuance, which was determined using a lattice model that takes into account various future financing scenarios and the impact of those scenarios on the fair value of the warrants.  The fair value of the warrants of $9.7 million on the date of issuance was recorded as a liability which will be marked to its estimated fair value at each reporting period. Refer to Note 10- Fair Value Measurements for further details. As of September 30, 2018, the Company determined the warrant liability had a fair value of $0 based primarily on the value of the Company’s equity securities and the liquidity events discussed in Note 17 – Subsequent Events.

Reclassification of the Derivative Liability

 In February 2018, the Company received shareholder approval to increase the number of its authorized shares of its Common Stock by 200,000,000 additional shares.  Prior to this approval, the embedded conversion options in the 6.50% Notes were required to be separately accounted for as a derivative liability. Upon the shareholder approval to increase the number of authorized shares, the Company had sufficient authorized shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes. The fair value of the derivative liability of $12.5 million was reclassified from a liability into stockholders’ equity during the first quarter of 2018.

10. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of December 31, 2017

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$16,973	$—	$—	$16,973
Marketable securities, available-for-sale	—	59,953	—	59,953
Total assets	$16,973	$59,953	$—	$76,926

Liabilities
Interest make-whole derivatives	$—	$—	$2,589	$2,589
Conversion feature, 6.50% Notes	—	—	14,034	14,034
Warrant liability	—	—	8,166	8,166
Total liabilities	$—	$—	$24,789	$24,789

(in thousands)	Fair Value Measurements as of September 30, 2018

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds and commercial paper)	$26,827	$—	$—	$26,827
Marketable securities, available-for-sale	—	15,966	—	15,966
Total assets	$26,827	$15,966	$—	$42,793

Liabilities
Interest make-whole derivatives	$—	$—	$—	$—
Warrant liability	—	—	—	—
Total liabilities	$—	$—	$—	$—

The following tables set forth a summary of changes in the fair value as of  September 30, 2018:

(in thousands)				Reclassification	Fair Value
	December 31,			to Additional	Change in	September 30,
	2017	Additions		Paid in Capital	2018	2018
Interest make-whole derivatives	2,589	$—	$		$(2,589)	$—
Conversion feature, 6.50% Notes	14,034	—		(12,497)	(1,537)	—
Warrant liability	8,166	—			(8,166)	—
Total liabilities	$24,789	$—		$(12,497)	$(12,292)	$—

Interest make-whole derivative

The 6.50% Notes include an interest make-whole feature whereby if a noteholder converts any of the 6.50% Notes prior to July 1, 2021, the Company is obligated to, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the 6.50% Notes to be converted had such notes remained outstanding from the conversion date through July 1, 2021, computed using a discount rate equal to 2%.

The fair value of the 6.50% Notes interest make-whole features was calculated utilizing the binomial lattice tree model.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value measurement was based on several factors including:

•	Credit spread at the valuation date
•	Discount yield as of the valuation date

As of September 30, 2018, the Company determined that the 6.50% Notes interest make-whole features had a fair value of $0 based primarily on the value of the Company’s equity securities and the liquidity events discussed in Note 17 – Subsequent Events.

Conversion feature

  The embedded conversion options in the 6.50% Notes were required to be separately accounted for as derivatives as at December 31, 2017 as the Company did not have sufficient available authorized shares to cover the conversion obligation as of the date of issuance as of December 31, 2017.  In February 2018, the Company received stockholder approval for the Charter Amendment, which increased the Company’s authorized shares of its Common Stock by 200,000,000.  As the Company had reserved sufficient shares of its Common Stock to satisfy the conversion provisions of the 6.50% Notes, the conversion feature is considered indexed to its stock and the fair value of the conversion feature at the date of approval, $12.5 million, was reclassified from a liability into stockholders' equity during the first quarter of 2018.

The Company has determined that the above features of the interest make-whole provision and conversion features are embedded derivatives and has recognized the fair value of the derivatives as liabilities in the Company’s consolidated balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s consolidated statements of operations and comprehensive loss as change in fair value of derivative liabilities.

Warrant liability

The fair value of the Company’s warrant liability was estimated utilizing a lattice tree model both for the initial valuation and as of September 30, 2018.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  As of September 30, 2018, the Company determined the warrant liability had a fair value of $0 based primarily on the value of the Company’s equity securities and the liquidity events discussed in Note 17 – Subsequent Events.

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at December 31, 2017 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$11,699	$20,428	$24,650
6.50% Notes due 2024	$4,643	$2,969	$23,888

The fair value and carrying value of the Company’s 5.50% Notes and 6.50% Notes at September 30, 2018 was as follows:

(in thousands)	Fair Value	Carrying Value	Face Value

5.50% Notes due 2020	$—	$24,650	$24,650
6.50% Notes due 2024	$—	$23,888	$23,888

As of September 30, 2018, the Company determined that the fair value of the 13% Notes is significantly below the current $80.0 million carrying value given the liquidity events discussed in Note 17 – Subsequent Events.

11. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Basic and diluted net loss per common share calculation:
Net loss	$(18,948)	$(51,227)	$(70,800)	$(75,540)
Weighted average common stock outstanding	41,149,838	55,192,542	30,525,158	51,944,358
Net loss per share of common stock—basic and diluted	$(0.46)	$(0.93)	$(2.32)	$(1.45)

The following outstanding securities for the three and nine months ended September 30, 2017 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three and nine months ended September 30,
	2017	2018
Stock options outstanding	4,452,314	4,740,688
Unvested restricted stock awards	32,683	2,118,219
Common shares issuable upon conversion of the 5.50% Notes	4,102,360	1,657,757
Common shares issuable upon conversion of the 6.50% Notes	—	17,907,047
Common shares issuable upon exercise of warrants	16,666,667	17,666,667
Total	25,254,024	44,090,378

12. Stock-Based Compensation

Chapter 11 Cases

In connection with the Chapter 11 Cases, the Company expects to extinguish all of its outstanding equity interests and, accordingly, to terminate each of the plans described below in accordance with the terms of the Plan. Refer to Note 17 — Subsequent Events for additional details.

2013 Stock-Based Incentive Compensation Plan

In November 2013, the Company adopted its 2013 Stock-Based Incentive Compensation Plan (as subsequently amended from time to time, the “2013 Plan”).  Pursuant to the 2013 Plan, the compensation committee of the Company’s board of directors is authorized to grant equity-based incentive awards to its directors, executive officers and other employees and service providers, including officers, employees and service providers of its subsidiaries and affiliates. The number of shares of the Company’s Common Stock initially reserved for issuance under the 2013 Plan was 1,680,000 in the form of Common Stock, deferred stock, restricted stock awards, restricted stock units, stock options and stock appreciation rights.  Share increases of 2,000,000, 2,600,000 and 6,000,000, to the number of shares originally reserved for issuance under the 2013 Plan were authorized by the Company’s stockholders in June 2014, June 2016, and May 2018, respectively.  The amount, terms of grants and exercisability provisions are determined by the compensation committee, and in certain circumstances pursuant to delegated authority, the Company’s chief executive officer and chief financial officer, acting jointly. The term of the options may be up to 10 years, and options are exercisable in cash or as otherwise determined by the compensation committee.  All stock options vest over time as stipulated in the individual award agreements.  In September 2015, the compensation committee voted to amend the 2013 Plan to, among other things, allow for monthly vesting of stock options granted thereunder after the first annual vesting.

2017 Inducement Plan

In December 2016, the Company adopted its 2017 Inducement Plan (the “Inducement Plan”), which became effective in January 2017.  Pursuant to the Inducement Plan, the Company’s compensation committee is authorized to grant equity-based incentive awards to its employees, including employees of its subsidiaries, who were not previously employees or non-employee directors of the Company or any of its subsidiaries (or who have had a bona fide period of non-employment with the Company and its subsidiaries) in compliance with Rule 5635(c)(4) of the NASDAQ Global Market. The number of shares of the Company’s Common Stock initially reserved for issuance under the Plan was 300,000, in the form of Common Stock, deferred stock, restricted stock awards, restricted stock units, stock options and stock appreciation rights.  The amount, terms of grants and exercisability provisions are determined by the compensation committee of the Company’s board of directors. The term of stock options issued under the Inducement Plan may be up to 10 years, and stock options are exercisable in cash or as otherwise determined by the compensation committee of the Company’s board of directors. All stock options vest over time as stipulated in the individual award agreements.

Employee Stock Purchase Plan

In January 2016, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the Company’s stockholders in June 2016.  A total of 750,000 shares of the Company’s Common Stock were originally approved for future issuance under the Purchase Plan pursuant to purchase rights granted to the Company’s employees.  Under the Company’s Purchase Plan, eligible employees can purchase the Company’s Common Stock through accumulated payroll deductions at such times as established by the administrator. The Purchase Plan is administered by the Company’s compensation committee. Under the Purchase Plan, eligible employees may purchase the Company’s Common Stock at 85% of the lower of the fair market value of a share of the Company’s Common Stock on the first day of an offering period or on the last day of the offering period. Eligible employees may contribute up to 10% of their eligible compensation. A participant may purchase a maximum of 1,500 shares of common stock per offering period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

At the end of each offering period, shares of the Company’s Common Stock may be purchased at 85% of the lower of the fair market value of the Company’s Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the pricing date) represents a stock option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company recognized stock-based compensation expense of $19,000 and $89,000, respectively during the three and nine months ended September 30, 2017 and stock-based compensation expense of $4,000 and $18,000, respectively, during the three and nine months ended September 30, 2018 related to the Purchase Plan.

The Company terminated the Purchase Plan effective September 30, 2018. No purchases will be made at the end of the offering period ending December 31, 2018.

Shares Available for Future Grant Under Equity Compensation Plans

As of September 30, 2018, the Company has reserved the following shares to be granted under its equity compensation plans:

Shares initially reserved under the 2013 Plan	1,680,000
Shares reserved under the Inducement Plan	300,000
Shares reserved under the Purchase Plan	750,000
Authorized increase to the 2013 Plan	10,600,000
Common stock options granted under the 2013 Plan	(6,307,188)
Common stock options granted under the Inducement Plan	(212,500)
Restricted stock awards granted under the 2013 Plan	(3,043,660)
Restricted stock units granted under the 2013 Plan	(600,000)
Common stock issued under the Purchase Plan	(184,961)
Stock options and restricted stock awards forfeited	1,804,623
Remaining shares available for future grant	4,786,314

The estimated grant-date fair value of the Company’s share-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2018	2017	2018
General and administrative	$1,162	$1,015	$3,783	$2,749
Sales and marketing	83	72	386	175
Research and development	85	53	523	170
Restructuring and other charges	364	—	364	—
Total stock based compensation expense	$1,694	$1,140	$5,056	$3,094

Stock Options Granted Under Equity Compensation Plans

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2017	4,110,612	$6.41
Granted	1,116,250	0.66
Exercised	—	—
Forfeited	(251,100)	4.87
Cancelled	(235,074)	9.22
Outstanding at September 30, 2018	4,740,688	$5.00	8.20
Vested or expected to vest at September 30, 2018	4,740,688	$5.00	8.20
Exercisable at September 30, 2018	2,105,066	$6.75	7.54

The intrinsic value of the 4,740,688 stock options outstanding as of September 30, 2018 was $0, based on a per share price of $0.12, the Company’s closing stock price on that date, and a weighted-average exercise price of $5.00 per share.

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

The Company used the binomial model to estimate the compensation cost for the June 2017 Grant.  Key assumptions used in calculating the total estimated compensation cost of $1,334,000 included (i) an estimated term of 5.6 years, (ii) expected volatility of 95.54%, (iii) expected dividends of $0.00 and (iv) a risk-free return of 1.80%.  Stock-based compensation expense related to the June 2017 Grant will be recognized ratably over the requisite service period of 5.6 years.  The Company recognized stock-based compensation expense of $60,000 and $76,000, respectively, for the three and nine months ended September 30, 2017 and stock-based compensation expense of $53,000 and $156,000, respectively, for the three and nine months ended September 30, 2018 related to the June 2017 Grant.

The per-share weighted-average grant date fair value of the options granted to employees during the nine months ended September 30, 2018 was estimated at $0.46 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine months ended September 30, 2018
Risk-free interest rate	2.79%
Expected term of options (in years)	5.90
Expected volatility	80.60%
Dividend yield	—

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

As of September 30, 2018, there was $5.2 million of total unrecognized stock-based compensation expense, related to unvested options granted under the 2013 Plan and the Inducement Plan.

Restricted Stock

A summary of the status of the Company’s restricted stock awards and restricted stock units at September 30, 2018 and of changes in restricted stock awards and restricted stock units outstanding under the 2013 Plan for the nine months ended September 30, 2018 is as follows:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at December 31, 2017	25,047	$7.07
Granted	2,100,000	$0.55
Forfeited	—	$—
Vested restricted stock awards	(6,828)	$7.07
Unvested at September 30, 2018	2,118,219	$0.61

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

As of September 30, 2018, there was $0.8 million of total unrecognized stock-based compensation expense, related to restricted stock awards and restricted stock units under the 2013 Plan.

13. Restructuring and Other Charges

The following table presents a summary of the Company’s restructuring and other charges for the three and nine months ended September 30, 2017 and September 30, 2018.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
ARYMO write down of assets	$—	$8,184	$—	$8,184
Halo termination fee	—	3,100	—	3,100
Legal fees	—	2,580	—	2,580
Severance	2,983	—	2,983	—
Total restructuring and other costs	$2,983	$13,864	$2,983	$13,864

Restructuring and other charges for the three and nine months ended September 30, 2017 reflect costs related to the Company’s expense reduction plan announced in August 2017 to decrease the operating expenses that did not directly support the growth of the Company’s commercial business. Restructuring and other charges for the three and nine months ended September 30, 2018 reflect the write-down of assets related to the discontinuation of ARYMO ER, a termination payment to Halo Pharmaceuticals also related to the discontinuance of ARYMO ER, which was accrued as of September 30, 2018 and legal fees related to the Company’s Chapter 11 filing, of which $686,000 is included in Accounts Payable and Accrued Expenses as of September 30, 2018. Refer to Note 17 – Subsequent Events for additional information.

14. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officer Robert S. Radie and former officers Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of the Company between November 4, 2015 and January 9, 2017 inclusive.   The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018, and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).

On March 15, 2018, a lawsuit was filed by the State of Arkansas and multiple local governments in Arkansas in the Circuit Court of Crittenden County, Arkansas, against the Company and other pharmaceutical manufacturers, distributors and retailers, and physicians.  The action alleges a variety of claims related to opioid marketing and distribution practices, including false advertising, deceptive trade practices, public nuisance, unjust enrichment, violations of state narcotics statutes and civil conspiracy.  The suit seeks monetary penalties.  The Company was served with the lawsuit on April 30, 2018 and filed its answer on May 30, 2018. On August 10, 2018, the Company was dismissed from the action without prejudice.

On April 4, 2018, Egalet US, Inc. and Egalet Ltd., subsidiaries of the Company, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals USA, Inc. (“Teva”). The lawsuit was filed under the Hatch-Waxman Act for Teva’s infringement of one of the Company’s patents for ARYMO ER listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book— U.S. Patent No. 9,044,402 (the “’402 Patent”). The lawsuit was filed in response to a paragraph IV certification that the Company received from Teva on February 23, 2018, stating that Teva had submitted an Abbreviated New Drug Application (“ANDA”) to the U.S. Food and Drug Administration (“FDA”) for a generic version of ARYMO ER.  Teva’s paragraph IV certification alleged that this U.S. patent is invalid and/or will not be infringed by Teva’s proposed product.  This patent for ARYMO ER was granted following review by the U.S. Patent and Trademark Office, is presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence.  Under the Hatch-Waxman Act, the Company was permitted to file suit within 45 days from its receipt of the paragraph IV certification and thereby automatically stay or bar the FDA from approving Teva’s ANDA for 30 months or until a district court decision that is adverse to the asserted patent, whichever is earlier. On May 29, 2018, Teva filed its answer to the Company’s complaint and alleged certain counterclaims.  On July 23, 2018, Egalet US, Inc. and Egalet Ltd. and Teva  filed a Joint Stipulation and Proposed Order of Dismissal of Teva’s Counterclaims Pertaining to U.S. Patent No. 9,549,899 (the “’899 Patent”), which is one of the patents covering ARYMO ER.  The parties entered into a Covenant Not to Sue regarding the ‘899 Patent related to the dismissal.  In connection with the Company’s discontinuation of ARYMO ER, Egalet US Inc. and Egalet Ltd. executed a Covenant Not to Sue Teva related to the ‘402 Patent and on October 30, 2018, the action was dismissed with prejudice.

Halo Manufacturing Agreement

In February 2017, the Company entered into a Drug Product Manufacturing Services Agreement (the “Manufacturing Agreement”) with Halo Pharmaceutical, Inc. (“Halo”) pursuant to which the Company engaged Halo to provide certain services related to the manufacture and supply of ARYMO ER tablets for commercial use in the U.S.  The Company was obligated to purchase all its requirements for ARYMO ER from Halo through 2019, and seventy-five percent of its requirements thereafter, subject to certain limited exceptions.  The Company was obligated to purchase ARYMO ER pursuant to binding purchase orders at a fixed price based on dosage strength, with specified percentage rebates for annual volumes of product ordered over a specified amount.   In addition, the Company had agreed to purchase certain minimum amounts of manufacturing and additional services per calendar quarter from Halo over the term of the Agreement (the “Quarterly Minimum”).  Under the Manufacturing Agreement, if the Company failed to meet the Quarterly Minimum, it was required to pay to Halo the resulting shortfall.

On October 29, 2018, the Company and Halo entered into a termination agreement with respect to the Manufacturing Agreement.  Refer to Note 17 — Subsequent Events – Halo Manufacturing Agreement Termination for additional details.

Bankruptcy Court Filings

On October 30, 2018, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on October 30, 2018.  Refer to Note 17 — Subsequent Events for additional details.

15. Acquisitions and License and Collaboration Agreements

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

The Company has recorded a product rights intangible asset of $7.7 million related to the arrangement, which includes $172,000 of transaction costs related to the License Agreement.  The OXAYDO intangible asset is being amortized over a useful life of 7 years, which coincides with the patent protection of the product in the U.S.

In addition, Acura receives from the Company, a tiered royalty percentage based on sales thresholds.  Based on the Company’s current level of net sales, the royalty percentage payable to Acura is in the mid-single digits; however, the percentage may increase in future years in the event we achieve the higher sales thresholds set forth in the License Agreement.   In addition, in any calendar year in which net sales exceed a specified threshold, Acura is entitled receive a double-digit royalty on all OXAYDO net sales in that year. The Company’s royalty payment obligations commenced on the first commercial sale of OXAYDO and expire, on a country-by-country basis, upon the expiration of the last to expire valid patent claim covering OXAYDO in such country (or if there are no patent claims in such country, then upon the expiration of the last valid claim in the U.S.).  Royalties will be reduced upon the entry of generic equivalents, as well for payments required to be made by the Company to acquire intellectual property rights to commercialize OXAYDO, with an aggregate minimum floor.  The term of the Acura license agreement expires, in its entirety, upon the final expiration of any such patent claim in any country. OXAYDO is currently sold in the United States and is covered by six U.S. patents that expire between 2023 and 2025. Patents covering OXAYDO in foreign jurisdictions expire in 2024.  Either the Company or Acura may terminate the license agreement for certain customary reasons, including cause, insolvency or patent challenge. The Company may terminate the license agreement upon 90 days prior written notice. During the pendency of the Chapter 11 Cases, any efforts by Acura to terminate the agreement pursuant to the provisions described above are automatically stayed as a result of the Bankruptcy Petitions and Acura’s rights of enforcement is subject to the applicable provisions of the Bankruptcy Code.

Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Nasal Spray Purchase Agreement with Luitpold (the “SPRIX Purchase Agreement”).  Pursuant to the SPRIX Purchase Agreement, the Company acquired specified assets and liabilities associated with SPRIX Nasal Spray for a purchase price of $7.0 million.  The Company concurrently purchased an additional $1.1 million of glassware, equipment and active pharmaceutical ingredient (“API”) from Luitpold and agreed to purchase an additional $340,000 of API after closing. Based on the projected future cash flows of SPRIX Nasal Spray through December 31, 2019, the SPRIX Nasal Spray intangible asset is being amortized over a useful life of 5 years.

The Company accounted for the arrangement as a business combination.

Under the SPRIX Purchase Agreement pursuant to which the Company acquired certain assets and liabilities associated with SPRIX Nasal Spray, the Company was assigned an exclusive license with Recordati Ireland Ltd. (“Recordati”) for intranasal formulations of ketorolac tromethamine (the “Licensed Product”), the active ingredient in SPRIX Nasal Spray.  The Company is required to pay a fixed, single-digit royalty to Recordati on net sales of the Licensed Product.  The exclusive term of the license agreement expires, on a country-by-country basis, on the later of the final expiration of any patent right in such country that contains a valid claim covering the Licensed Product, or ten years from the date of the first commercial sale of the Licensed Product in such country, and thereafter the Company will retain a non-exclusive, perpetual license in such country. In addition, during the exclusivity period with respect to the United States, Canada and Latin America, the royalty payable to Recordati is decreased if no patent containing a valid claim is in force in the country at the time of sale.  SPRIX Nasal Spray is currently sold in the United States and is covered by a patent that expires in December 2018 and the first commercial sale of SPRIX Nasal Spray in the United States occurred in May 2011.

During the pendency of the Chapter 11 Cases, any efforts by Recordati to terminate the license agreement pursuant to the provisions thereof are automatically stayed as a result of the Bankruptcy Petitions and Acura’s rights of enforcement is subject to the applicable provisions of the Bankruptcy Code.

16. Income Taxes

In accordance with ASC Topic No. 270 Interim Reporting and ASC Topic No. 740 Income Taxes at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2017 and 2018, the Company had no tax provision since it had a full valuation allowance for federal, foreign and state purposes.

The Company had no deferred tax liability for the three and nine months ended September 30, 2017.  The Company reduced the deferred tax liability by $981,000, with an offsetting increase to additional paid in capital during the three months ended September 30, 2018, due to the reversal of the state tax impact of the embedded conversion liability derivative.  The Company had no deferred tax liability for the nine months ended September 30, 2018. Refer to Note 9 – Stockholders Equity for further details.  The Company maintains a full valuation against all net deferred tax assets for federal and foreign purposes as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, became effective January 1, 2018. The Tax Act had significant changes to U.S. tax law, including the lowering of U.S. corporate income tax rates, implementing a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and modified the taxation of other income and expense items.  Due to the valuation allowance on the Company’s deferred tax assets, these provisions do not have any material impact on the Company.

The Tax Act contains additional international provisions which may impact the Company prospectively, including the tax on Global Intangible Low-Taxed Income.   The Company does not believe the impact will be material given the historical losses in its international subsidiary and projected future losses.

Upon further analyses of certain aspects of the Tax Act and refinement of the Company’s calculations during the three and nine months ended September 30, 2018, the Company determined that an adjustment to the provisional amount is not necessary at this time.  The Company will continue to monitor for future updates to guidance or interpretations issued from the Internal Revenue Service.

17. Subsequent Events

 Asset Purchase Agreement

On October 30, 2018, the Company and Egalet US Inc., a wholly-owned subsidiary of the Company (“Egalet US,” and together with the Company, “Egalet”), entered into the Purchase Agreement with Iroko pursuant to which, upon the terms and subject to the conditions set forth therein, Egalet US will acquire certain assets and rights of Iroko, referred to in the Purchase Agreement as the “Transferred Assets,” and assume certain liabilities of Iroko, referred to in the Purchase Agreement as the “Assumed Liabilities,” including assets related to Iroko’s marketed products VIVLODEX®, TIVORBEX®, ZORVOLEX®  and INDOCIN® (indomethacin) oral suspension and suppositories (“INDOCIN”). Egalet expects the Iroko Acquisition to close in the first quarter of 2019.

Structure; Plan of Reorganization

As further described below, the Iroko Acquisition is to be effectuated pursuant to, and is conditioned upon, the occurrence of the effective date (the “Effective Date”) of the Plan related to the Bankruptcy Petitions filed by the Debtors in the United States Bankruptcy Court for the District of Delaware on October 30, 2018.

Consideration

Subject to the terms and conditions of the Purchase Agreement, at the closing of the Iroko Acquisition, as consideration for the Transferred Assets, in addition to the assumption of the Assumed Liabilities, the Company will issue to Iroko (or its designees) (i) $45 million in aggregate principal amount of Series A-2 Notes (as defined below) and (ii) 49.0% of the aggregate number of shares of New Egalet Common Stock (as defined below) outstanding on the Effective Date (without giving effect to any shares issued or to be issued pursuant to the Management Incentive Plan (as defined below)), a portion of which may be issuable in the form of warrants in accordance with the terms of the Purchase Agreement.  The consideration will also include the Iroko Royalty (as defined below).

In addition, as consideration for certain pre-closing inventory purchases and regulatory fees to be paid by Iroko, at the closing of the transactions contemplated by the Purchase Agreement, the Company will issue to Iroko an unsecured promissory note in the aggregate principal amount of $4.5 million as reimbursement for such amounts (the “Interim Payments Note”).  In connection with the issuance of the Series A-2 Notes, on the Effective Date, Iroko and the Company will also enter into a royalty rights agreement pursuant to which Egalet will pay a 1.5% royalty on net sales of the combined company’s products following the closing.

Iroko Royalty

Subject to the terms and conditions of the Purchase Agreement, during the Royalty Term (as defined below), Iroko will be entitled to receive the Royalty Payments (as defined in the Purchase Agreement) (the “Iroko Royalty”) from the Company on a quarterly basis based upon Indocin Net Sales (as defined in the Purchase Agreement).  The “Royalty Term” will commence on the later of January 1, 2019 and the Closing Date (as defined in the Purchase Agreement) and end on the tenth anniversary of the Effective Date. For the fiscal year ending December 31, 2019, the Iroko Royalty will be equal to: 15% of Indocin Net Sales greater than $20.0 million for the period from the Effective Date through December 31, 2019; and for each subsequent fiscal year during the Royalty Term, the Iroko Royalty will be equal to 20% of annual Indocin Net Sales for such fiscal year greater than $20.0 million.  The Iroko Royalty target will be prorated for any fiscal year during the Royalty Period that is not a full fiscal year in accordance with the terms of the Purchase Agreement.

Board of Directors; Stockholder’s Agreement

The Purchase Agreement provides that, on the Effective Date, the term of each member of the board of directors of the Company will expire and the Company’s board of directors will consist of seven (7) members designated as follows: (i) two members designated by Iroko (the “Iroko Directors”), (ii) the current Chief Executive Officer of the Company (the “CEO”), (iii) the current Chairman of the Board of Directors of the Company, (iv) one member designated by the members of the Ad Hoc Secured Noteholder Committee (as defined in the Plan) after consultation with the CEO, (v) one member designated by the members of the Ad Hoc Convertible Noteholder Committee (as defined in the Plan) after consultation with the CEO, and (vi) one member designated jointly by the mutual agreement of members of the Ad Hoc Secured Noteholder Committee, the members of the Ad Hoc Convertible Noteholder Committee and Iroko after consultation with the CEO.

In connection with the closing of the transactions contemplated by the Purchase Agreement, the Company and Iroko will also enter into a stockholder agreement pursuant to which, among other things, Iroko will agree to customary lock-up and standstill provisions with respect to its New Egalet Common Stock. The stockholder agreement will also provide Iroko with certain rights related to the designation, appointment, replacement and removal of the Iroko Directors.

Covenants, Representations and Warranties

Egalet and Iroko have each made customary covenants in the Purchase Agreement, including, among others, covenants relating to confidentiality and regulatory matters (including anti-trust filings), as well as covenants to conduct their respective businesses in the ordinary course between the execution of the Purchase Agreement and the consummation of the Iroko Acquisition (subject to certain exceptions, including the implementation of the transactions contemplated by the Plan on the terms described therein). In addition, the Purchase Agreement contains provisions that restrict each party’s ability to initiate, solicit, or knowingly encourage or facilitate competing third-party proposals for any transaction involving a merger of such party or the acquisition of a significant portion of its stock or assets, subject to certain exceptions. Further, Iroko and certain of its affiliates have agreed to certain restrictive covenants including with respect to non-competition and non-solicitation of customers, suppliers and employees for periods of up to 18 months following the Effective Date.

In addition, as compensation for certain royalty payments payable by Iroko to third parties following the Closing Date, pursuant to the Purchase Agreement the Company has agreed to pay to Iroko, on a quarterly basis, with respect to any payments or proceeds whatsoever arising from a Naproxen Product, Tivorbex Product or Zorvolex Product (each as defined in the Purchase Agreement), five percent (5%) of Net Sales (as defined in the Purchase Agreement) and certain other amounts in respect of a sublicense of any such product.

Egalet and Iroko have also made customary representations and warranties regarding their respective businesses, including representations and warranties regarding organization, due authority, their respective financial statements, intellectual property matters, tax matters, compliance with law, their respective material contracts, sufficiency of assets, employee and employee benefit matters and regulatory matters.

Conditions

Consummation of the Iroko Acquisition is subject to certain conditions, including, among others: (i) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (ii) the absence of any order or injunction prohibiting the consummation of the Iroko Acquisition; (iii) approval of the Plan and entry of the Confirmation Order (as defined in the Purchase Agreement); (iv) subject to certain exceptions, the accuracy of representations and warranties of Egalet or Iroko contained in the Purchase Agreement as if made on the closing date; (v) each of Egalet and Iroko having performed their respective obligations pursuant to the Purchase Agreement; (vi) the receipt of certain third party consents and release of liens on Transferred Assets; (vii) the filing of certain information with the FDA and there being no recall of Iroko’s or the Company’s products, (viii) the Company having (A) an aggregate cash balance of at least $10.2 million minus a buffer of fifteen percent (15%) of that amount and (B) current liabilities of no more than $40.93 million plus a buffer of 7.5% of that amount, in each case, as of the Effective Date and after giving effect to the Plan, (ix) the Company having no outstanding indebtedness other than the New Secured Notes and the Interim Payments Note (as defined in the Purchase Agreement), and (x) no Material Adverse Effect (as defined in the Purchase Agreement) having occurred with respect to Iroko’s or the Company’s respective businesses.

Termination

The Purchase Agreement contains certain termination rights for Egalet and Iroko including (i) by mutual written consent of Iroko and the Company, (ii) in the event of certain breaches or inaccuracies of a representation, warranty or covenant that, if continuing on the Closing Date would cause certain closing conditions to be unsatisfied,

(iii) if any governmental authority enjoins the Iroko Acquisition or the Company converts the Chapter 11 Cases (as defined below) to cases under Chapter 7 of the Bankruptcy Code.  In addition, the Purchase Agreement automatically terminates without any further notice or action by Egalet or Iroko on the earliest to occur of the following dates:  (i) the date that is five (5) days after the date of the Purchase Agreement unless the Petition Date (as defined in the Plan) shall have occurred; (ii) the date that is 120 days after the Petition Date unless the Plan has been confirmed by the Bankruptcy Court pursuant to the Confirmation Order and the Confirmation Order is in full force and effect and has not been stayed, modified or vacated; and (iii) January 31, 2019; provided that the Company and Iroko may mutually agree in writing, each in its sole discretion, to extend any such deadlines or milestones. If the Purchase Agreement is terminated, under certain circumstances, the Company may be required to reimburse a portion of Iroko’s transaction fees up to a maximum aggregate amount of $1.5 million (the “Buyer Reimbursement Obligation”).  Within ten (10) Business Days after the Petition Date, Egalet is required to file with the Bankruptcy Court a motion, in form and substance reasonably satisfactory to Iroko, seeking approval of the Buyer Reimbursement Obligation as an administrative expense of the Debtors’ Chapter 11 Cases under section 503(b) of the Bankruptcy Code.

Indemnification

Egalet and Iroko have agreed to indemnify each other and certain of their respective affiliates and related persons from and against certain Damages (as defined in the Purchase Agreement) including Damages resulting from breaches of representations, warranties and covenants.  In addition, Iroko has agreed to indemnify the Company from and against any Damages related to Excluded Liabilities and Excluded Assets (each as defined in the Purchase Agreement) and Egalet has agreed to indemnify Iroko from and against any Damages related to the Assumed Liabilities and certain liabilities related to the Plan and the Disclosure Statement.

Iroko’s indemnification obligations pursuant to the Purchase Agreement will be supported by (i) a right of set-off in favor of Egalet against amounts otherwise owed to Iroko by Egalet, including with respect to the Series A-2 Notes, the New Royalty Rights Agreements, and the Iroko Royalty and (ii) a right of recoupment.  In addition, certain affiliates of Iroko have agreed to indemnify Egalet against Damages relating to Excluded Liabilities in certain circumstances and subject to certain limitations.

Each party’s indemnification obligations are subject to customary caps, deductibles, survival periods and other limitations.

Services Agreements

In connection with the Iroko Acquisition, Iroko and the Company will enter into a transition services agreement, pursuant to which, in order to assist the Company with the integration of Iroko’s business following the Effective Date, Iroko will provide the Company certain transition services for specified periods of time in exchange for the payment of agreed-upon amounts or other appropriate consideration for such services. In addition, on the date of the Purchase Agreement, the Company entered into two separate master services agreements with each of Athilio Pharma, LLC (“Athilio”) and 42 North, LLC (“42 North”) pursuant to which Athilio and 42 North will provide certain services to the Company with respect to Iroko’s business and the transition thereof.

Registration Rights Agreement

In connection with the closing of the transactions contemplated by the Purchase Agreement, the Company and Iroko will enter into a registration rights agreement pursuant to which the Company will grant to Iroko customary demand and piggyback registration rights with respect to the shares of New Egalet Common Stock issued as consideration to Iroko.

New Secured Notes Term Sheet

As described in part above, in connection with the transactions contemplated by the Purchase Agreement and the Plan, the Company and its subsidiaries intend to enter into an indenture with respect to new first-lien secured notes (the “New Senior Secured Notes”) with an interest rate of 13% per annum payable in cash semi-annually in arrears, a maturity date of five (5) years from the date of issuance, and otherwise on substantially similar terms to, and secured by substantially similar collateral as, the Existing Senior Secured Notes, provided that: (i) the New Senior Secured Notes will be issued in two series, (x) the “Series A-1 Notes,” to be issued to holders of New Senior Secured Notes other than Iroko and which will be subject to an interest holiday from the date of issuance through November 1, 2019 and (y) the “Series A-2 Notes,” to be issued to Iroko and which will be subject to the rights of set-off and recoupment and related provisions set forth in the Purchase Agreement; (ii) the indenture governing the New Senior Secured Notes will include a financial maintenance covenant; (iii) the definition of “Net Sales” and certain other related definitions will be amended to include the Company’s existing products as well as the products to be acquired in the Iroko Acquisition; and (iv) certain other changes agreed to by the Company and the holders of the New Senior Secured Notes, including an increase in the amount of additional indebtedness the Company may incur pursuant to an asset-based lending facility from $10.0 million to $20.0 million and the other changes described in the term sheet attached as Exhibit J to the Purchase Agreement.  In connection with the issuance of the New Senior Secured Notes, the Company will enter into new or amended royalty rights agreements, as applicable, with the holders of the New Senior Secured Notes which will provide for the payment of an aggregate 1.5% royalty on Net Sales (as defined in the indenture governing the New Senior Secured Notes) from the issuance date through December 31, 2022.

Restructuring Support Agreement and Forbearance Agreement Amendments

On October 30, 2018, the Company entered into a Restructuring Support Agreement (the “Support Agreement”) with creditors holding approximately 94% in aggregate principal amount outstanding and in excess of a majority in number of the 13% Notes and approximately 67% in aggregate principal amount outstanding of the 5.50% Notes and 6.50% Notes, taken together as a single class (collectively, the “Supporting Noteholders”), in connection with the Debtors’ filing of the Bankruptcy Petitions on October 30, 2018.

The Support Agreement contemplates, among other things, the financial restructuring of the existing indebtedness of the Debtors through pre-arranged Chapter 11 bankruptcy filings (the “Restructuring”) on terms consistent with the Support Agreement and the Plan attached thereto. The Plan provides for the following, among other things: (i) payment in full, in cash, of all allowed administrative claims, priority tax claims, statutory fees, professional fee claims and certain other priority and secured claims; (ii) the cancellation of all of the Company’s common stock and all other equity interests in the Company; (iii) the conversion of approximately $80.0 million of claims related to the 13% Notes (the “First Lien Secured Notes Claims”) into (1) $50.0 million in aggregate principal amount of Series A-1 Notes, (2) a number of shares of common stock of the reorganized Company (“New Egalet Common Stock”) representing, in the aggregate, 19.38% of the New Egalet Common Stock outstanding as of the Effective Date (subject to dilution only on account of the Management Incentive Plan) (the “First Lien Equity Distribution”), (3) $20.0 million in cash less certain amounts related to adequate protection payments, and (4) cash in an amount equal to certain unpaid fees and expenses of the trustee under the indenture governing the 13% Notes provided, however, that if the Debtors elect to consummate an offering (the “Rights Offering”) of subscription rights (the “Subscription Rights”) to eligible holders of the 5.50% Notes and 6.50% Notes to purchase up to $10.0 million of shares of New Egalet Common Stock, the shares of New Egalet Common Stock otherwise allocable to the First Lien Note Equity Distribution shall be distributed pursuant to the Rights Offering, and the holders of First Lien Secured Notes Claims shall receive up to $10.0 million in cash instead of the First Lien Note Equity Distribution; (iii) the conversion of $48.6 million of claims related to the 5.50% Notes and 6.50% Notes into (1) a number of shares of New Egalet Common Stock representing, in the aggregate, 31.62% of the New Egalet Common Stock as of the Effective Date (subject to dilution only on account of the Management Incentive Plan), and (2) if the Debtors elect to consummate the Rights Offering and such holder is eligible to participate, the Subscription Rights; (iv) the implementation of a customary incentive plan for Company management pursuant to which 10.0% of the New Egalet Common Stock outstanding as of the Effective Date shall be reserved for participants on terms to be determined by the Company’s board of directors after the Effective Date (the “Management Incentive Plan”); and (v) the consummation of the Iroko Acquisition pursuant to the Purchase Agreement. Under certain circumstances, holders of claims may elect to receive warrants to purchase New Egalet Common Stock in lieu of shares of New Egalet Common Stock issuable in respect of their claims.

The Support Agreement permits the Supporting Noteholders to terminate the agreement upon the occurrence (or failure to occur) of certain events, including: (i) the Petition Date (as defined in the Support Agreement) not having occurred on or before October 31, 2018; (ii) the Court not having entered certain orders within designated periods of time following the Petition Date; (iii) the Effective Date not having occurred on or before the date that is ninety five days after the Petition Date; and (iv) the termination of the Purchase Agreement. The Support Agreement also includes a customary “fiduciary out” provision.

As described above, prior to entering into the Support Agreement, on September 18, 2018, the Company and its subsidiaries entered into the Forbearance Agreement (“FA”) with the FA Supporting Holders.  On each of October 14, 2018, October 21, 2018 and October 24, 2018, the Obligors and the FA Supporting Holders entered into amendments to the Forbearance Agreement to extend the Outside Time to 11:59 New York City time on October 21, 2018, October 24, 2018 and October 28, 2018, respectively.

Chapter 11 Cases

On October 30, 2018, the Debtors filed the Bankruptcy Petitions in the U.S. Bankruptcy Court for the District of Delaware. The Debtors’ have requested that the Chapter 11 cases (the “Chapter 11 Cases”) be jointly administered for procedural purposes only under the caption In re Egalet Corporation, et al., Case No. 18-12439. The Debtors intend to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.  The Debtors expect ordinary course operations to continue substantially uninterrupted during the Chapter 11 Cases and are seeking approval from the Court for relief under certain “first day” motions authorizing the Debtors to continue to conduct their businesses in the ordinary course. The Debtors’ filings with the Court and other information related to the Chapter 11 Cases are available at a website administered by the Debtors claims agent at www.kccllc.net/egalet (the “Chapter 11 Site”). Included in the information filed with the Court on October 30, 2018 are the Plan and the related disclosure statement (the “Disclosure Statement”). Information contained in, or that can be accessed through, the Chapter 11 Site is not a part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Operation and Implications of the Chapter 11 Cases

The accompanying financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Court's approval of the Plan and its ability to successfully implement the Plan including, without limitation, the Iroko Acquisition, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern and, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Among other things, the filing of the Chapter 11 petitions constituted an event of default with respect to certain of the Company’s existing debt obligations, as described in more detail below. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in its financial statements in the future.  During the pendency of the Chapter 11 Cases, the Company expects to fund operations with cash on hand.

Significant Bankruptcy Court Actions

On November 1, 2018 after the first-day hearing of the Chapter 11 Cases, the Court issued certain interim orders relating to the Debtors’ businesses.  These orders authorized the Debtors to, among other things, use cash collateral and their existing cash management system on an interim basis and pay certain prepetition debts related to customer programs, critical vendors, insurance programs, taxes, and employee wages and benefits.  In addition, during the first-day hearings, the Court set December 3, 2018 as the date for the second-day hearing in the Chapter 11 Cases.  The Company expects that at the second-day hearing the Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters.  These orders are significant because they allow the Company to operate its business in the normal course.

Events of Default

The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s and its subsidiaries obligations under the following existing debt instruments (the “Existing Debt Instruments”): (i) the Indenture, dated August 31, 2016, by and among Egalet, Egalet US, Egalet Limited (“Egalet UK”) and U.S. Bank National Association, as trustee and collateral agent, and the related security documents, governing the 13% Notes; (ii)

the Indenture, dated April 7, 2015, by and among Egalet, Egalet US, Egalet UK and The Bank of New York Mellon, as trustee, governing the 5.50% Notes; and (iii) the Indenture, dated December 27, 2017, by and among Egalet, Egalet US, Egalet UK and The Bank of New York Mellon, as trustee, governing the 6.50% Notes.

The Existing Debt Instruments provide that as a result of the Bankruptcy Petitions and corresponding events of default, the principal and accrued but unpaid interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Existing Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Existing Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. In addition, pursuant to the Support Agreement, the Supporting Noteholders have agreed to forbear from exercising any of their rights and remedies under the applicable Existing Debt Instruments.

In addition, the Company’s failure to complete its previously announced offer to repurchase the 5.50% Notes set forth in the Fundamental Change Company Notice, Make-Whole Fundamental Change Company Notice and Offer to Repurchase to Holders of the 5.50% Convertible Senior Notes due 2020, dated July 31, 2018, as amended August 10, 2018 and its failure to pay interest on the 5.50% Notes when due on October 1, 2018 each also constituted an event of default and/or default under certain of the Existing Debt Instruments.  Refer to Note 8 – Debt for additional details.

Common Stock Trading Market

Pursuant to the listing standards of the OTCQX Market (the “OTCQX”), an issuer may not be listed on the OTCQX if it is subject to bankruptcy or reorganization proceedings.  Accordingly, the filing of the Chapter 11 Cases resulted in the listing of the Company’s Common Stock being removed from the OTCQX and being moved to the OTC Pink Open Market (the “Pink Sheets”).

Halo Manufacturing Agreement Termination

On October 29, 2018, the Company entered into a Termination and Settlement Agreement (the “Halo Termination Agreement”) with Halo Pharmaceutical Inc. (“Halo”) pursuant to which, in connection with the Company’s previously announced discontinuation of the marketing of ARYMO ER, the Company terminated its Drug Product Manufacturing Services Agreement by and between Halo, on the one hand, and the Company and its subsidiaries, on the other hand, dated as of February 28, 2017 (the “Manufacturing Agreement”).  Pursuant to the Halo Termination Agreement, the Company paid Halo an aggregate sum of $3.1 million in full satisfaction of its obligations to Halo under the Manufacturing Agreement and with respect to certain ongoing services to be performed by Halo in connection with certain activities related to the commercial wind-down of the products.  The Halo Termination Agreement also contained a customary mutual release by the parties.

Musial Resignation and Consulting Agreement

On October 14, 2018, Stan Musial, the Company’s former Executive Vice President and Chief Financial Officer, tendered his resignation as an officer of the Company effective November 9, 2018 to pursue other opportunities. In connection with Mr. Musial’s resignation, on October 30, 2018, the Company and Mr. Musial entered into a separation agreement and release (the “Separation Agreement”) pursuant to which, among other things, (i) Mr. Musial will provide consulting services to the Company following his departure as an officer through December 31, 2018 for aggregate compensation of $130,000, (ii) Mr. Musial will receive payments related to accrued wages, unreimbursed expenses and in lieu of certain healthcare coverage benefits, (iii) Mr. Musial has agreed to a customary release of claims against the Company and (iv) Mr. Musial has agreed to certain customary restrictive covenants, including with respect to non-competition and non-solicitation.

6.50% Notes Waiver Agreements

On October 3, 2018, the Company entered into waiver agreements (the “Waiver Agreements”) with certain holders who hold, in the aggregate, approximately 46% of the 6.50% Notes. Pursuant to the Waiver Agreements, the

holders waived their respective rights to convert all or any portion of their 6.50% Notes into shares of the Company’s Common Stock pursuant to the terms of the indenture governing the 6.50% Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: the costs of the Company’s restructuring and the ability to emerge expeditiously, including there being no substantial objection to or litigation with respect to the Company’s restructuring; our ability to satisfy the requirements of the Restructuring Support Agreement, including consummation of the proposed plan of reorganization; our expected motions to be filed in the Chapter 11 proceeding and the dispositions of such motions; our continued operations and customer and supplier relationships while in a Chapter 11 proceeding; the resources needed to support our operations while in a Chapter 11 proceeding; our ability to lower debt and interest payments, operate our business and satisfy our obligations while in a Chapter 11 proceeding; the public disclosure of sensitive business information, including projections, as part of the Chapter 11 proceedings; the anticipated benefits of the proposed Iroko acquisition and the impact of the Iroko acquisition on our earnings, capital structure, strategic plan and results of operations; the occurrence of any event, change or other circumstance that could give rise to the termination of the asset purchase agreement with Iroko, the failure of the closing conditions to the Iroko acquisition to be satisfied (or any material delay in satisfying such conditions); the failure to consummate the Iroko acquisition; the costs, fees, expenses and charges (if any) related to the Iroko acquisition and the restructuring; our ability to continue as a going concern; the trading price of our common stock and the liquidity of the trading market with respect thereto, including the fact that the bankruptcy plan contemplated by the Restructuring Support Agreement provides for all existing equity interests of our common stockholders to be cancelled and for our common stockholders to lose the full amount of their investment; our ability to satisfy Nasdaq initial listing requirements; our ability to recruit or retain key scientific or management personnel or to retain our executive officers; our ability to obtain and maintain regulatory approval of our or Iroko’s products and the labeling claims that Egalet believes are necessary or desirable for successful commercialization of our products and product candidates; the impact of strengthening any of the labels for our products; our ability to maintain the intellectual property position of our or Iroko’s products; our ability to identify and reliance upon qualified third parties to manufacture our products; our ability to commercialize our and Iroko’s products, and to do so successfully; the costs of commercialization activities, including marketing, sales and distribution; the size and growth potential of the markets for our products and product candidates, and our ability to service those markets; our ability to obtain reimbursement and third-party payor contracts for our and Iroko’s products; the impact of commercial access wins on patient access to SPRIX Nasal Spray; the entry of any generic products for SPRIX Nasal Spray or other products; any delay in or inability to reformulate SPRIX Nasal Spray; our ability to find and hire qualified sales professionals; the rate and degree of receptivity in the marketplace and among physicians to our and Iroko’s products; the success of products that compete with our that are or become available; the regulatory environment and social concerns about limiting the use of opioids; our ability to integrate and grow any businesses or products that it may acquire; and general market conditions.

You should refer to the “Risk Factors” section of this quarterly report on Form 10-Q, our most recent Annual Report on Form 10-K (which are incorporated herein by reference) and our other filings with the SEC for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Cautionary Note Regarding the Chapter 11 Cases

Holders of our common stock and our other security holders are cautioned that trading in our securities during the pendency of the Chapter 11 Cases will be highly speculative and will pose substantial risks. The Plan contemplates that our existing securities, including our outstanding shares of common stock, will be cancelled and extinguished upon confirmation of the Plan by the Court. Trading prices for our securities may bear little or no relation to actual recovery, if any, by holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our securities.

Our Current Business

We are a fully integrated specialty pharmaceutical company developing, manufacturing and commercializing innovative treatments for pain. Given the need for acute and chronic pain products and the issue of prescription abuse, we are focused on bringing non-narcotic and abuse-discouraging formulations of opioids to patients and physicians. We are currently marketing SPRIX® (ketorolac tromethamine) Nasal Spray (“SPRIX Nasal Spray”) and OXAYDO® (oxycodone HCI, USP) tablets for oral use only—CII (“OXAYDO”).

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

We use our 82 territory managers to market both products to over 6,000 healthcare providers treating pain.  SPRIX is also marketed to dentists, dental specialists and oral surgeons by our partner OraPharma, Inc. (“OraPharma”), a division of Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.), and to women's healthcare providers by our partner Ascend Therapeutics (“Ascend”). We continue to look for similar partnerships to enable us to bring SPRIX to specialists we are not reaching with our salesforce.

Using our proprietary Guardian Technology, we developed ARYMO ER, an extended release morphine product formulated with abuse-deterrent properties, which is approved for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Due to lack of market adoption of branded abuse-deterrent, ER morphines, we discontinued the manufacturing and promotion of ARYMO ER on September 28, 2018. In addition to ARYMO ER, we developed a pipeline of products also using our Guardian Technology, which we may look to partner. We plan to continue to grow revenues of our commercial products, explore business development opportunities and leverage our proprietary technology.

Iroko Acquisition and Restructuring

Purchase Agreement

On October 30, 2018, we and Egalet US Inc., our wholly-owned subsidiary (“Egalet US”, and together with us, “Egalet”), entered into the Purchase Agreement with Iroko pursuant to which, upon the terms and subject to the conditions set forth therein, Egalet US will acquire certain assets and rights of Iroko, referred to in the Purchase Agreement as the “Transferred Assets,” and assume certain liabilities of Iroko, referred to in the Purchase Agreement as the “Assumed Liabilities,” including assets related to Iroko’s marketed products, VIVLODEX®, TIVORBEX®, ZORVOLEX®  and INDOCIN® (indomethacin) oral suspension and suppositories (“INDOCIN”). We expect the Iroko Acquisition to close in the first quarter of 2019.

Structure; Plan of Reorganization

The Iroko Acquisition is to be effectuated pursuant to, and is conditioned upon, the occurrence of the Effective Date of the Plan related to the Bankruptcy Petitions filed by the Debtors in the United States Bankruptcy Court for the District of Delaware on October 30, 2018.

Consideration

Subject to the terms and conditions of the Purchase Agreement, at the closing of the Iroko Acquisition, as consideration for the Transferred Assets, in addition to the assumption of the Assumed Liabilities, we will issue to Iroko (or its designees) (i) $45 million in aggregate principal amount of Series A-2 Notes and (ii) 49.0% of the aggregate number of shares of New Egalet Common Stock outstanding on the Effective Date (without giving effect to any shares issued or to be issued pursuant to the Management Incentive Plan), a portion of which may be issuable in the form of warrants in accordance with the terms of the Purchase Agreement.  The consideration will also include the Iroko Royalty.

In addition, as consideration for certain pre-closing inventory purchases and regulatory fees to be paid by Iroko, at the closing of the transactions contemplated by the Purchase Agreement, we will issue to Iroko an unsecured promissory note in the aggregate principal amount of $4.5 million as reimbursement for such amounts (the “Interim Payments Note”).  In connection with the issuance of the Series A-2 Notes, on the Effective Date, we and Iroko and will also enter into a royalty rights agreement pursuant to which Egalet will pay a 1.5% royalty on net sales of the combined company’s products following the closing.

Further, subject to the terms and conditions of the Purchase Agreement, during the Royalty Term (as defined below), Iroko will be entitled to receive the Royalty Payments (as defined in the Purchase Agreement) (the “Iroko Royalty”) from us on a quarterly basis based upon Indocin Net Sales (as defined in the Purchase Agreement).  The “Royalty Term” will commence on the later of January 1, 2019 and the Closing Date (as defined in the Purchase Agreement) and end on the tenth anniversary of the Effective Date. For the fiscal year ending December 31, 2019, the Iroko Royalty will be equal to: 15% of Indocin Net Sales greater than $20 million for the period from the Effective Date through December 31, 2019; and for each subsequent fiscal year during the Royalty Term, the Iroko Royalty will be equal to 20% of annual Indocin Net Sales for such fiscal year greater than $20 million.  The Iroko Royalty target will be prorated for any fiscal year during the Royalty Period that is not a full fiscal year in accordance with the terms of the Purchase Agreement.

The Reorganized Egalet Business

Immediately following the Effective Date and the consummation of the Iroko Acquisition, we will continue to operate under the “Egalet” name and will market six commercial products: SPRIX Nasal Spray, OXAYDO, INDOCIN, VIVLODEX, TIVORBEX and ZORVOLEX.  Following the Effective Date, we will have a dedicated internal sales force that will target pain medicine physicians, primary care physicians, nurse practitioners, orthopedic surgeons and neurologists in the United States with the intent to build awareness and increase adoption of our products. We also intend to continue to look for partnerships similar to our ongoing relationships with OraPharma and Ascend to bring SPRIX to specialists we cannot reach with our internal salesforce.

The Iroko Acquisition is expected to result in cross-selling opportunities for our sales force and various other synergies. More specifically, the Iroko Acquisition enables the filing of the Plan providing for an increased recovery by our creditors as compared to a liquidation under Chapter 7 of the Bankruptcy Code, and the combined company is expected to become a more profitable and financially stable company, better able to compete and respond to the competitive challenges and cyclical business conditions.

Following the Effective Date, we will continue to be headquartered in Wayne, Pennsylvania and Robert S. Radie, the current President and Chief Executive Officer of Egalet, will continue to serve as the President and Chief Executive Officer.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2018

(in thousands)	Three Months Ended
	September 30,
	2017	2018	Change
Revenue
Net product sales	$6,651	$8,153	$1,502
Total revenue	6,651	8,153	1,502

Costs and Expenses
Cost of sales (excluding amortization of product rights)	1,249	1,773	524
Amortization of product rights	528	526	(2)
General and administrative	6,849	5,556	(1,293)
Sales and marketing	8,803	7,932	(871)
Research and development	2,073	956	(1,117)
Restructuring & other charges	2,983	13,864	10,881
Total costs and expenses	22,485	30,607	8,122
Loss from operations	(15,834)	(22,454)	(6,620)

Other (income) expense:
Change in fair value of warrant and derivative liability	(1,500)	(3,986)	(2,486)
Interest expense, net	4,675	32,891	28,216
Other gain	(60)	(132)	(72)
Gain on foreign currency exchange	(1)	—	1
	3,114	28,773	25,659
Loss before provision (benefit) for income taxes	(18,948)	(51,227)	(32,279)
Provision (benefit) for income taxes	—	—	—
Net loss	$(18,948)	$(51,227)	$(32,279)

Net Product Sales

Net product sales increased by $1.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Net product sales for the three months ended September 30, 2017 consisted of $5.0 million for SPRIX Nasal Spray, $1.4 million for OXAYDO and $208,000 for ARYMO ER.  Net product sales for the three months ended September 30, 2018 consisted of $6.1 million for SPRIX Nasal Spray, $1.9 million for OXAYDO and $174,000 for ARYMO ER. Due to the adoption of the ASC 606 on January 1, 2018, net product sales for the three months ended September 30, 2017 reflected prescriptions dispensed to patients and net product sales for the three months ended September 30, 2018 reflected shipments to customers.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased by $524,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Cost of sales for SPRIX Nasal Spray and OXAYDO for the three months ended September 30, 2017 reflects the average cost of inventory produced and dispensed to patients in the period. Cost of sales for ARYMO ER for the three months ended September 30, 2017 includes the portion of inventory produced after the FDA approval of ARYMO ER in January 2017. The portion of inventory produced before the FDA approval of ARYMO ER was recorded in research and development expense in prior periods.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended September 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of Product Rights

Amortization of product rights relates to the OXAYDO and SPRIX Nasal Spray intangible assets as well as for the IP R&D intangible asset related to our Guardian Technology. We recorded a charge of $115,000 to restructuring and other charges during the three months ended September 30, 2018 to write off the remaining In-Process Research and Development (“IP R&D”) intangible asset related to our Guardian Technology due to our decision to discontinue the manufacturing and promotion of ARYMO ER.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a decrease of $756,000 in post-marketing study fees, a decrease of $259,000 in salary expense as well as decreases in administrative and consultant fees of $245,000 incurred in the three months ended September 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $871,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to $1.5 million in decreased expenses relating to the ARYMO ER launch in the three months ending September 30, 2018, offset by increases of $680,000 related to salary, benefits and travel expenses.

Research and Development Expenses

Research and development expenses decreased by $1.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  This decrease was driven by a reduction in clinical studies expense of $1.1 million in the three months ended September 30, 2018.

Restructuring and Other Charges

Restructuring and other charges of $3.0 million for the three months ended September 30, 2017 reflect costs related to our expense reduction plan announced in August 2017 to decrease the operating expenses that did not directly support the growth of our commercial business. Restructuring and other charges of $13.9 million for the three months ended September 30, 2018 reflect costs related to the discontinuation of ARYMO ER of $8.2 million, a termination payment to Halo Pharmaceuticals of $3.1 million and legal fees related to the filing of the Chapter 11 Cases of $2.6 million.

Change in Fair Value of Warrant and Derivative Liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 10 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended September 30, 2018, we recognized other income of $4.0 million to adjust the estimated fair value of our warrant and derivative liabilities to $0 at September 30, 2018, based on the estimated value of the Company’s equity securities and the liquidity events discussed previously.

Interest Expense

The increase of $28.2 million was driven primarily by the acceleration of the amortization of the debt discounts during the three months ended September 30, 2018 related to our 5.50% Notes, 6.50% Notes and 13% Notes due to the reevaluation of the contractual term of these instruments due to the events of default. Refer to Note 17 – Subsequent Events for further details.

The interest expense of $4.7 million for the three months ended September 30, 2017 includes non-cash interest and amortization of debt discount totaling $1.6 million.  The interest expense of $32.9 million for the three months ended September 30, 2018 includes non-cash interest of and amortization of debt discount totaling $29.8 million.

Provision (benefit) for Income Taxes

We had no provision nor benefit for income taxes for the three months ended September 30, 2017 or September 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Comparison of the nine months ended September 30, 2017 and 2018

(in thousands)	Nine Months Ended
	September 30,
	2017	2018	Change
Revenue
Net product sales	$18,333	$21,857	$3,524
Total revenue	18,333	21,857	3,524

Costs and Expenses
Cost of sales (excluding amortization of product rights)	3,646	5,553	1,907
Amortization of product rights	1,554	1,594	40
General and administrative	27,811	19,322	(8,489)
Sales and marketing	27,402	26,006	(1,396)
Research and development	13,187	3,258	(9,929)
Restructuring & other charges	2,983	13,864	10,881
Total costs and expenses	76,583	69,597	(6,986)
Loss from operations	(58,250)	(47,740)	10,510

Other (income) expense:
Change in fair value of derivative liability	(1,513)	(12,292)	(10,779)
Interest expense, net	13,958	40,251	26,293
Other (gain) loss	106	(158)	(264)
Loss on foreign currency exchange	(1)	(1)	—
	12,550	27,800	15,250
Loss before provision (benefit) for income taxes	(70,800)	(75,540)	(4,740)
Provision (benefit) for income taxes	—	—	—
Net loss	$(70,800)	$(75,540)	$(4,740)

Net Product Sales

Net product sales increased by $3.5 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018.  Net product sales for the nine months ended September 30, 2017 consisted of $14.1 million for SPRIX Nasal Spray, $4.0 million for OXAYDO and $240,000 for ARYMO ER.  Net product sales for the nine months ended September 30, 2018 consisted of $16.3 million for SPRIX Nasal Spray, $4.8 million for OXAYDO and $712,000 for ARYMO ER. Due to the adoption of the ASC 606 on January 1, 2018, net product sales in the nine months ended September 30, 2017 reflected prescriptions dispensed to patients and net product sales in the nine months ended September 30, 2018 reflected shipments to customers.

Cost of Sales (excluding Amortization of Product Rights)

Cost of sales (excluding amortization of product rights) increased by $1.9 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO for the nine months ended September 30, 2017 reflects the average cost of inventory produced and dispensed to patients in the period. Cost of sales for ARYMO ER for the nine months ended September 30, 2017 includes the portion of inventory produced after the FDA approval of ARYMO ER in January 2017. The portion of inventory produced before the FDA approval of ARYMO ER was recorded in research and development expense in prior periods.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the nine months ended September 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of Product Rights

Amortization of product rights was $1.6 million for the nine months ended September 30, 2017 and 2018.

General and Administrative Expenses

General and administrative expenses decreased by $8.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The decrease was due to decreases in salary and stock-based compensation expenses related to reduced headcount of $2.0 million, decreases in administrative expenses of $1.2 million and decreases in ARYMO ER post-marketing study fees of $4.6 million in the nine months ended September 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was due to expenses relating to the ARYMO ER launch in the three months ending September 30, 2017.

Research and Development Expenses

Research and development expenses decreased by $9.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This decrease was driven primarily by a decrease in salary and stock-based compensation of $1.8 million and a decrease in development costs of $8.1 million in the nine months ended September 30, 2018.

Restructuring and Other Expenses

Restructuring expenses of $3.0 million for the nine months ended September 30, 2017 reflect costs related to the expense reduction plan announced in August 2017 to decrease the operating expenses that did not directly support the growth of our commercial business. Restructuring and other charges of $13.9 million for the three months ended September 30, 2018 reflect costs related to the discontinuation of ARYMO ER of $8.2 million, a termination payment to Halo Pharmaceuticals of $3.1 million and legal fees related to the filing of the Chapter 11 Cases of $2.6 million.

Change in Fair Value of Warrant and Derivative Liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 10 – Fair Value Measurements in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the nine months ended September 30, 2018, we recognized other income of $12.3 million to adjust the estimated fair value of our warrant and derivative liabilities to $0 at September 30, 2018 based on the estimated value of our equity securities and the liquidity events discussed previously.

Interest expense

The increase in interest expense of $26.3 million was driven primarily by the acceleration of the amortization of the debt discounts related to our 5.50% Notes, 6.50% Notes and 13% Notes due to the reevaluation of the contractual term of these instruments due to the events of default. Refer to Note 17 – Subsequent Events for further details.

The interest expense of $14.0 million for the nine months ended September 30, 2017 includes non-cash interest and amortization of debt discount totaling $4.6 million.  The interest expense of $40.2 million for the nine months ended September 30, 2018 includes non-cash interest and amortization of debt discount totaling $31.0 million.

Provision (benefit) for Income Taxes

We had no provision nor benefit for income taxes for the nine months ended September 30, 2017 or September 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net losses of $70.8 million and $75.5 million for the nine months ended September 30, 2017 and 2018, respectively. Our operating activities used $55.2 million of cash and $45.8 million of cash during the nine months ended September 30, 2017 and 2018, respectively.  At September 30, 2018, we had an accumulated deficit of $368.9 million, a working capital deficit of $97.1 million and cash, restricted cash, cash equivalents and marketable securities totaling $50.6 million.

Since our initial public offering (“IPO”) we have engaged in the following financing transactions.

In January 2015, we entered into the Loan Agreement with Hercules and certain other lenders, pursuant to which we borrowed $15.0 million under a term loan.  In August 2016, we repaid all outstanding obligations under the Loan Agreement, using the proceeds from the 13% Notes.  Refer to Note 8 — Debt in the Notes to our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2018 for additional information.

In April and May 2015, we issued through a private placement $61.0 million in aggregate principal amount of the 5.50% Notes.  Interest on the 5.50% Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2015. Refer to Note 8 —Debt for additional information.

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

In March 2017, we initiated sales of shares under our July 2015 Controlled Equity Offering Sales Agreement (“2015 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) and sold an aggregate of 9,786,622 shares of Common Stock through September  30, 2018, resulting in gross proceeds of $9.5 million before deducting commissions of $286,000.  Under the 2015 Sales Agreement, we may, at our discretion, from time to time sell shares of our Common Stock, for an aggregate offering price of up to $30.0 million (inclusive of amounts sold to date). We provided Cantor with customary indemnification rights, and Cantor is entitled to a commission at a fixed rate of 3% of the gross proceeds per share sold.  Sales of the shares under the 2015 Sales Agreement have been made and, any additional sales under the 2015 Sales Agreement, will be made in transactions deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended. We suspended sales under the 2015 Sales Agreement effective July 27, 2018.

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

In December 2017, we entered into exchange agreements with certain holders (the “Holders”) of the 5.50% Notes pursuant to which the Holders agreed to exchange, in the aggregate, approximately $36.4 million of outstanding principal amount of the 5.50% Notes for, in the aggregate, (i) approximately $23.9 million of our new 6.50% Notes, (ii) a warrant exercisable for 3.5 million shares of the our common stock and (iii) payments, in cash, of all accrued but unpaid interest as of the closing on the 5.50% Notes exchanged in the transaction.  We are obligated to pay interest on the 6.50% Notes semiannually in arrears on January 1 and July 1 of each year commencing July 1, 2018 at a rate of 6.50% per year.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2018:

(in thousands)	Nine Months Ended
	September 30,
	2017	2018
Net cash provided by (used in):
Operating activities	$(55,168)	$(45,787)
Investing activities	(21,989)	44,201
Financing activities	70,501	4,795
Effect of foreign currency translation on cash	451	(51)
Net (decrease) increase in cash and restricted cash	$(6,205)	$3,158

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $55.2 million and consisted primarily of a net loss of $70.8 million.  The net loss was partially offset by $12.0 million net non-cash adjustments to reconcile net loss to net cash used in operations, which included depreciation and amortization of $3.8 million, stock-based compensation expense of $5.1 million and non-cash interest and amortization of debt discount of $4.6 million. Net cash inflows from changes in operating assets and liabilities of $3.6 million consisted of an increase in deferred revenues of $4.8 million and an increase in accounts payable of $3.2 million, offset by an increase in accounts receivable of $4.5 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was $45.8 million and included a net loss of $75.5 million.  Net non-cash adjustments to reconcile net loss to net cash provided by operations were $32.1 million, and included non-cash interest and amortization of debt discount of $31.0 million, the write-down of  ARYMO assets for $6.9 million, and depreciation and amortization expense of $3.6 million, partially offset by a $12.3 million change in fair value of our derivative liability. Net cash outflows from changes in operating assets and liabilities of $2.4 million consisted of an increase in accounts receivable of $7.1 million, offset by an increase in accrued expenses of $5.9 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $22.0 million and consisted of $93.4 million used to purchase investments, offset by cash inflows of $59.3 million and $12.2 million for the maturity and sale of investments, respectively.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $44.2 million and consisted primarily of the maturity of investments for $67.7 million, offset by cash outflows of $23.5 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $70.5 million for the nine months ended September 30, 2017 and consisted of $38.3 million in net proceeds from the issuance of the second tranche of the 13% Notes and Royalty Rights and $32.5 million in net proceeds from the issuance of our common stock and warrants pursuant to our July 2017 underwritten public offering and our “at-the-market” offering.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2018 and included $5.2 million in net proceeds from the issuance of our common stock under at at-the-market offering.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, commercial infrastructure, legal and other regulatory expense, business development opportunities and general overhead costs, including interest and principal repayments on indebtedness and, in the near-term, costs and expenses related to the Chapter 11 Cases.

To date, we have been unable to achieve profitability, and with just our existing products and product candidates, we believe we are unlikely to achieve profitability in the future. In addition, we currently expect that in connection with the Chapter 11 Cases, all of our existing equity and debt securities will be extinguished, and we expect to issue the

New Senior Secured Notes and New Egalet Common Stock on the Effective Date.

Following the completion of the Chapter 11 Cases, until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our holders of New Egalet Common Stock. Following the completion of the Chapter 11 Cases, we expect that the indenture that will govern the New Senior Secured Notes will contain covenants that, among other things, restrict our ability to issue additional indebtedness.  Although our ability to issue additional indebtedness is expected to be significantly limited by such covenants, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of the New Egalet Common Stock and could contain covenants that restrict our operations.  We may also seek to raise additional financing through the issuance of debt which, if available and permitted pursuant to the documents governing the New Senior Secured Notes and any other indebtedness we may incur in the future, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.  In addition, certain agreements we expect to enter into in connection with the consummation of the Iroko Acquisition and the Chapter 11 Cases will further restrict and limit our ability to raise additional capital, including agreements with respect to pre-emptive rights. Accordingly, our ability to raise additional capital may be restricted by these agreements as well. Refer to Note 17 — Subsequent Events for additional details.

As of September 30, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $50.6 million. Given the uncertainty with respect to the various factors and assumptions underlying the previously disclosed date through which we estimated that our cash and cash equivalents would be sufficient to fund our future cash requirements, including the pendency of the Chapter 11 Cases and the Iroko Acquisition, we are no longer in a position to provide such forward-looking information.

Please see the “Risk Factors” section of this quarterly report and our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2018, as well as our other filings with the SEC, for additional risks associated with our substantial capital requirements.

Purchase Commitments

Following the termination of the Manufacturing Agreement with Halo on October 29, 2018 we have no material non‑cancelable purchase commitments with service providers as we have generally contracted on a cancelable purchase order basis.

Employment Agreements

We have entered into employment agreements with our president and chief executive officer, chief operating officer, chief commercial officer, chief scientific officer, chief accounting officer and general counsel, that provide for, among other things, salary, bonus and severance payments. These agreements may be amended, modified or otherwise supplemented in connection with the Chapter 11 Cases pursuant to and as described in the Plan.

Legal Proceedings

Please refer to Note 14 - Commitments and Contingencies — Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and September 30, 2018 we had cash and cash equivalents, restricted cash and marketable securities of $91.0 million and $50.6 million, respectively, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our PEO and PFO, concluded that as of September 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

With the exception for the implementation of certain internal controls related to the new revenue recognition standard adoption on January 1, 2018, there were no changes in our internal control over financial reporting during the three months ended September 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 14 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and Part II, Item 1A of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2018, and is updated for the following:

Risks Related to the Restructuring

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan, including consummating the Iroko Acquisition;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. In addition, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Finally, the confirmation of our Chapter 11 plan is a condition to the closing of the Iroko Acquisition. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization and the corresponding consummation of the Iroko Acquisition. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. So long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective investors, lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, we would not be able to consummate the Iroko Acquisition, and it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and the signing of the Purchase Agreement and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings and through the consummation of the Iroko Acquisition. In addition, we cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings, including certain closing conditions under the Purchase Agreement which require us to maintain a minimum cash balance at closing.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We must comply with the requirements of the Support Agreement with the Supporting Noteholders in order for the Support Agreement and related waivers to continue to be effective.

In connection with the filing of the Chapter 11 cases, we entered into the Support Agreement with the Supporting Noteholders whereby the Supporting Noteholders have agreed to support the financial restructuring of our existing indebtedness on the terms set forth therein and in the Plan. In order for the Support Agreement to continue to be effective we must comply with the terms and conditions thereof, including, among other things, requirements that:

•	the Court enters certain orders within designated periods of time following the Petition Date;
•	the Effective Date occurs on or before the date that is ninety five days after the Petition Date; and
•	the Purchase Agreement not be terminated.

In the event we fail to satisfy aforementioned requirements or the other terms and conditions in the Support Agreement, the Support Agreement will be terminated, which would jeopardize the Plan and may have a material adverse effect on our operations and financial condition.

The Plan provides for the extinguishment of all of the existing equity interests in Egalet Corporation.

The Plan contemplates that the Company’s existing equity securities, including its outstanding shares of common stock, will be cancelled and extinguished upon confirmation of the Plan by the Bankruptcy Court, in which case the holders of such securities would receive no value for their investment. Accordingly, holders of our common stock and our other security holders are cautioned that trading in our securities during the pendency of the Chapter 11 Cases will be highly speculative and will pose substantial risks. In addition, trading prices for such securities may bear little or no relation to actual recovery, if any, by holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our securities.

We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 proceedings is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the

Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code.   In addition, any conversion of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code would give Iroko the ability to terminate the Purchase Agreement.

Risks Related to the Iroko Acquisition

The Iroko Acquisition is subject to closing conditions, including certain conditions that may not be satisfied, and it may not be completed on a timely basis, or at all. Failure to complete the Iroko Acquisition could have material and adverse effects on our business and financial condition.

On October 30, 2018, we entered into the Purchase Agreement in connection with the Iroko Acquisition. The completion of the Iroko Acquisition is subject to a number of conditions, including the confirmation of the Plan by the Bankruptcy Court, our having a minimum cash balance and no greater than a certain amount of current liabilities on the closing date, and the receipt of anti-trust clearance under the Hart-Scott-Rodino Act, which make both the completion and the timing of completion of the Iroko Acquisition uncertain. Also, the Purchase Agreement contains certain termination rights for us and Iroko including (i) by mutual written consent of Iroko and us, (ii) in the event of certain breaches or inaccuracies of a representation, warranty or covenant that, if continuing on the Closing Date would cause certain closing conditions to be unsatisfied, (iii) if any governmental authority enjoins the Iroko Acquisition or we convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code.  In addition, the Purchase Agreement automatically terminates without any further notice or action by us or Iroko on the earliest to occur of the following dates:  (i) the date that is 120 days after the Petition Date unless the Plan has been confirmed by the Bankruptcy Court pursuant to the Confirmation Order and the Confirmation Order is in full force and effect and has not been stayed, modified or vacated; and (ii) January 31, 2019; provided that the Company and Iroko may mutually agree in writing, each in its sole discretion, to extend any such deadlines or milestones.

If the Iroko Acquisition is not completed on a timely basis, or at all, our ongoing business and financial condition may be adversely affected. Additionally, in the event the Iroko Acquisition is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Iroko Acquisition, including the following:

•	we will be required to pay our costs relating to the Iroko Acquisition, such as legal, accounting and financial advisory fees, whether or not the Iroko Acquisition is completed;
•	time and resources committed by our management to matters relating to the Iroko Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•

the market price of our securities, if any, could decline to the extent that the current market price reflects a market assumption that the Iroko Acquisition will be completed, or to the extent that the Iroko Acquisition is fundamental to our business strategy;

•	we would need to materially amend the Plan and may not be able to develop a viable alternative restructuring plan; and
•	under certain circumstances, we may be required to reimburse a portion of Iroko’s transaction fees up to a maximum aggregate amount of $1,500,000.

Uncertainty regarding the completion of the Iroko Acquisition may cause our or Iroko’s suppliers, customers and other third parties to terminate or not otherwise renew their relationship with us or Iroko and may cause potential suppliers and customers to delay or defer decisions concerning us or Iroko and may adversely affect our ability to attract and retain key employees.

The Iroko Acquisition will happen only if stated conditions are met, including, among others, the confirmation of the Plan by the Bankruptcy Court and the receipt of anti-trust clearance under the Hart-Scott-Rodino Act. Many of the conditions are beyond our control. In addition, both we and Iroko have rights to terminate the Purchase Agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the Iroko Acquisition. This uncertainty, along with potential supplier, customer and other third party uncertainty regarding how the Iroko

Acquisition could affect the services offered by us or Iroko, may cause our or Iroko’s suppliers, customers or other third party service providers or collaborators to terminate or not otherwise renew their relationship with us or Iroko and may cause potential suppliers, customers or other third parties to delay or defer decisions concerning entering into a relationship with us or Iroko, which could negatively impact revenues and earnings. Similarly, uncertainty regarding the completion of the Iroko Acquisition may foster uncertainty among our employees about their future roles. This may adversely affect our ability to attract and retain key management sales, marketing, and other important personnel, which could have an adverse effect on our ability to generate revenues at anticipated levels prior or subsequent to the consummation of the Iroko Acquisition.

The Iroko Acquisition is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on us, Iroko or the combined company following the Iroko Acquisition or, if not obtained, could prevent the completion of the Iroko Acquisition.

Before the Iroko Acquisition may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and clearances or approvals must be obtained from various regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Iroko Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business.

There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions to the consummation of the Iroko Acquisition and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the Iroko Acquisition, imposing additional material costs on or materially limiting the revenues of the combined company following the Iroko Acquisition or otherwise reduce the anticipated benefits of the Iroko Acquisition if the Iroko Acquisition were consummated successfully within the expected timeframe. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Iroko Acquisition. Additionally, the completion of the Iroko Acquisition is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would prohibit the completion of the Iroko Acquisition.

Failure to complete the Iroko Acquisition could cause our results to be adversely affected, the value of our securities to decline or have a material and adverse effect on our liquidity and capital resources.

If the Iroko Acquisition is not completed for any reason, the value of our securities, if any, may decline because costs incurred related to the Iroko Acquisition, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. In addition, if the Iroko Acquisition is not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits either us or Iroko to terminate the Purchase Agreement, or for any other reason, the trading price of our securities may decline to the extent that the current market price reflects a market assumption that the Iroko Acquisition will be completed and the Plan will be confirmed.  If the Iroko Acquisition is not completed, we may be unable to continue to operate our existing business or develop an alternative restructuring plan, which could result in a liquidation of our assets.  In addition, under certain circumstances, we may be required to reimburse a portion of Iroko’s transaction fees up to a maximum aggregate amount of $1,500,000.

The incurrence of indebtedness in connection with the Iroko Acquisition may impact our financial position and subject us to additional financial and operating restrictions.

In connection with the Iroko Acquisition, we expect to incur a substantial amount of new indebtedness. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Assuming the Iroko Acquisition is consummated, the combined company may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

The incurrence of indebtedness in connection with the Iroko Acquisition will subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement related to any notes we may issue, any credit facility or otherwise, we could be in default under such agreements. Such a default could allow our creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.

Our overall leverage and terms of our financing could, among other things:

•	make it more difficult to satisfy our obligations under the terms of our indebtedness;
•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flows to make interest and principal payments on our debt, thereby limiting the availability of our cash flows to fund future acquisitions, working capital, business activities, and other general corporate requirements; and

•

limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward.

We may not be able to successfully integrate Iroko or to realize the anticipated benefits of the Iroko Acquisition, including expected revenues and other opportunities with respect to the products acquired from Iroko.

Assuming we are able to consummate the Iroko Acquisition, we will begin the process of integrating Iroko. A successful integration of Iroko’s assets with our business will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the business of Iroko without encountering difficulties, such as:

•	the disruption of operations and business;
•	the retention of existing suppliers, customers, collaborators and other third parties;
•	the integration of corporate cultures and maintenance of employee morale, as well as the potential loss of key employees;
•	inability to maintain and increase competitive presence;
•	customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected problems with costs, operations, personnel, technology and credit;
•	problems with the assimilation of new operations, sites or personnel, which could divert resources from our regular operations; and/or
•	potential unknown liabilities associated with the Iroko Acquisition.

Additionally, general market and economic conditions or governmental actions generally may inhibit our successful integration of Iroko.

Further, we will acquire Iroko with the expectation that this acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate Iroko in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the market price of our securities as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we will or have made fair value estimates of certain assets and liabilities in recording the Iroko Acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the

Iroko Acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Failure to successfully address these and other issues related to the Iroko Acquisition could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our future prospects are dependent on the success of the products we will acquire from Iroko, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.

Following the Restructuring and the Iroko Acquisition, a substantial portion of our resources will be focused on the commercialization of VIVLODEX®, TIVORBEX®, ZORVOLEX®  and INDOCIN®, the products we will acquire in the Iroko Acquisition (collectively, the "Iroko Products"). Our ability to generate significant product revenues and to achieve commercial success in the near‑term will initially depend in large part on our ability to successfully commercialize these products. If we fail to successfully commercialize our current and future products, we may be unable to generate sufficient revenues to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

The commercialization of pharmaceutical products is subject to numerous risks.  The Iroko Products are and may become subject to unfavorable pricing regulations, third‑party reimbursement practices or healthcare reform initiatives, which could harm our business. More fundamentally, if physicians and patients do not accept and use our products, we will not achieve sufficient product revenues and our business will suffer. Further, we are a small company with limited sales, marketing and market access capabilities and, if we are unable to effectively utilize our sales, marketing and market access resources or enter into strategic alliances with collaborators, we may not be successful in commercializing our products. We also face intense competition, including from generic products. If our competitors market or develop generic versions of the Iroko Products or alternative treatments that are marketed more effectively than our products or are demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

Any of the foregoing could impact our ability to successfully commercialize the Iroko Products, and the failure to do so would adversely impact our financial condition and prospects, as well as our ability to service our post-Restructuring indebtedness.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, the failure of the Company to complete the Offer in accordance with the terms of the 5.50% Notes Indenture constituted an Event of Default thereunder and resulted in a cross-default under the 13% Notes Indenture and 6.50% Notes Indenture. In addition, the failure by the Company to make the interest payment due on October 1, 2018 to the holders of the 5.50% Notes as required pursuant to the 5.50% Notes Indenture, subject to the cure period specified in the 5.50% Note Indenture, constituted an Event of Default under the 5.50% Notes Indenture and resulted in a cross-default under the 13% Notes Indenture and 6.50% Notes Indenture. Further, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s and its subsidiaries obligations under each of the Existing Debt Instruments.

The Existing Debt Instruments provide that as a result of the Bankruptcy Petitions (or, as applicable, such earlier events) and corresponding events of default, the principal and accrued but unpaid interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Existing Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions and the creditors’ rights of enforcement in respect of the Existing Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. In addition, pursuant to the Support Agreement, the Supporting Noteholders have agreed to forbear from exercising any of their rights and remedies under the applicable Existing Debt Instruments. See Note 17 – Subsequent Events for additional details.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 16, 2018, the board of directors of Egalet Corporation appointed Barbara A. Carlin, the Company’s Senior Vice President and Chief Accounting Officer as its principal financial officer.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

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

10.1

Forbearance Agreement, dated September 18, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.2

Form of Waiver Agreement, dated October 3, 2018, by and among the Company, the Guarantors and the Waiving Holder(s) (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.3

Amendment to Forbearance Agreement, dated October 14, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2018).

10.4

Amendment No. 2 to Forbearance Agreement, dated October 21, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2018).

10.5

Amendment No. 3 to Forbearance Agreement, dated October 24, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018).

10.6

Restructuring Support Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc., Egalet Limited and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.7

Employment Separation Agreement and General Release, dated October 30, 2018, by and among Egalet Corporation and Stanley J. Musial (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.8

Termination and Settlement Agreement, dated October 30, 2018, by and among Halo Pharmaceutical Inc., Egalet Corporation, Egalet US Inc. and Egalet Ltd. (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

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

2.1

Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

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

10.1

Forbearance Agreement, dated September 18, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.2

Form of Waiver Agreement, dated October 3, 2018, by and among the Company, the Guarantors and the Waiving Holder(s) (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.3

Amendment to Forbearance Agreement, dated October 14, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2018).

10.4

Amendment No. 2 to Forbearance Agreement, dated October 21, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2018).

10.5

Amendment No. 3 to Forbearance Agreement, dated October 24, 2018, by and among the Company, the Guarantors and the Supporting Holders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2018).

10.6

Restructuring Support Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc., Egalet Limited and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.7

Employment Separation Agreement and General Release, dated October 30, 2018, by and among Egalet Corporation and Stanley J. Musial (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

10.8

Termination and Settlement Agreement, dated October 30, 2018, by and among Halo Pharmaceutical Inc., Egalet Corporation, Egalet US Inc. and Egalet Ltd. (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2018).

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

Date: November 19, 2018

EGALET CORPORATION

	By:	/s/ Barbara A. Carlin
Barbara A. Carlin
Chief Accounting Officer