Form 10-K/A
period 2018-12-31
Egalet Corp
filed 2019-04-30
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

There were 9,360,968 shares of Common Stock outstanding as of April 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our amendment to this Annual Report on Form 10‑K (“Form 10‑K/A”) to be filed within 120 days of December 31, 2018, are incorporated by reference in Part III. Such Form 10‑K/A, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10‑K.

EGALET CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A amends the Egalet Corporation (“Egalet” or the “Company”) Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10‑K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2018. As required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10‑K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The board of directors of the Company (the “Board”) presently has seven members. The following table sets forth information regarding each of our directors as of April 26, 2019.

Name	Age	Position
Timothy P. Walbert	52	Chairman of the Board
Robert Radie	55	Director, President and Chief Executive Officer
Luke Düster	44	Director
Todd Holmes	37	Director
Joseph McInnis	43	Director
Matthew Pauls	48	Director
Andrea Heslin Smiley	51	Director

Luke Düster has served as a member of the Board since February 2019.  He is a member of the Founders Group at CRG, a healthcare-focused investment firm, and serves as Partner and member of CRG’s investment committee. Prior to CRG, Mr. Düster was an investment banker at Harris Williams & Co. Mr. Düster also held investment banking roles at the Wallach Company, a regional investment banking boutique, and at the Nord Companies, a healthcare advisory firm. Mr. Düster received a bachelor’s degree from the University of Colorado at Boulder in 1997, where he graduated summa cum laude. He received an M.B.A. with honors from the Wharton School at the University of Pennsylvania in 2004.  The Board believes that Mr. Duster’s financial acumen and business leadership skills gained during his tenure at CRG, as well as his experience in the healthcare space, provide him with the qualifications and skills necessary to serve as a director.  Pursuant to section 8(b)(i) of the Stockholders Agreement between us and Iroko Pharmaceuticals, Inc. (“Iroko”) (the “Stockholders Agreement”), Mr. Düster is one of our two directors who were initially designated for nomination by Iroko.

Todd Holmes has served as a member of the Board since February 2019.  He serves as a Principal at CRG, a healthcare-focused investment firm. Prior to joining CRG, Mr. Holmes was an investor and founding member of Gurnet Point Capital, an investment firm, where he led investments and acquisitions and was actively involved on company boards.  Previously, Mr. Holmes was a member of Third Rock Ventures, a venture capital firm, where he held investment and operational roles and was part of the founding team at Ember Therapeutics Inc.,  a publicly traded clinical stage therapeutic company, an investor at BVF Partners, a biotechnology-focused hedge fund, and a member of the commercial lending practice at Silicon Valley Bank, a commercial bank. Mr. Holmes received a bachelor’s degree in Economics from Colgate University and an M.B.A. from the Wharton School at the University of Pennsylvania.  The Board believes that Mr. Holmes’ financial acumen and business leadership skills gained during his tenure at CRG, as well as his experience in the healthcare space, provide him with the qualifications and skills necessary to serve as a director.  Pursuant to section 8(b)(i) of the Stockholders Agreement, Mr. Holmes is one of our two directors who were initially designated for nomination by Iroko.

Joseph McInnis has served as a member of the Board since February 2019.  He is a Principal at Murrin Construction, a privately-held construction company, a position he has held since July 2015.  Prior to joining Murrin Construction, Mr. McInnis served as Managing Director and Investment Analyst at Greywolf Capital, an investment firm, from 2004 to 2015 and as an Investment Analyst in Goldman Sachs’ Special Situations Investing Group, an investment firm, from 2001 to 2004. Mr. McInnis currently serves on the boards of Aspire Oil & Gas, a privately held oil and gas exploration and production company, and the Washington Mutual, Inc. Liquidating Trust, a liquidating trust for a former bank holding company, and the owner of Washington Mutual Bank, a commercial bank, positions he has held since November 2015. Mr. McInnis previously served on the board of Lumara Healthcare, a provider of women’s specialty pharmaceuticals, from September 2013 to November 2014. Mr. McInnis earned his Bachelor of Commerce in Finance from the University of British Columbia.  The Board believes that Mr. McInnis’ financial acumen and business leadership skills, as well as his service on other boards, provide him with the qualifications and skills necessary to serve as a director.  Pursuant to section 8(b)(iii) of the Stockholders Agreement, Mr. McInnis is the independent director who was initially designated for nomination by the members of the Ad Hoc Convertible Noteholder Committee formed as part of our plan of reorganization in our Chapter 11 cases confirmed on January 14, 2019 by the U. S. Bankruptcy Court for the District of Delaware (“Bankruptcy Plan”) after consultation with our Chief Executive Officer.

Matthew Pauls has served as a member of the Board since February 2019.  He the Chief Executive Officer of Strongbridge Biopharma plc, a global commercial-stage biopharmaceutical company (“Strongbridge”),  since August 2014 and is a member of its board of directors since September 2015. Mr. Pauls has served as a member of the board of directors of Savara Inc. (formerly Mast Therapeutics, Inc.), a publicly traded biopharmaceutical company, since October 2015. Prior to joining Strongbridge, Mr. Pauls was Chief Commercial Officer of Insmed, Inc. (“Insmed”), a publicly traded biopharmaceutical company, from April 2013 to August 2014. Prior to Insmed, Mr. Pauls worked at Shire plc, a publicly traded specialty biopharmaceutical company, beginning in 2007 until March 2013, most recently as Senior Vice President, Head of Global Commercial Operations. Mr. Pauls also held positions at Bristol-Myers Squibb, a publicly traded pharmaceutical company, in Brand Management and Payor Marketing, and at Johnson & Johnson, a publicly traded medical devices, pharmaceutical and consumer packaged goods manufacturer, in various U.S. and global commercial roles. He is a volunteer board member of the Pennington School in Pennington, New Jersey, and the Boys & Girls Clubs of Philadelphia. Mr. Pauls holds B.S. and M.B.A. degrees from Central Michigan University and a J.D. from Michigan State University College of Law. The Board believes that Mr. Pauls’ strong business skills and experience, his extensive knowledge of financial and operational matters in the pharmaceutical industry and his service on other boards provide him with the qualifications and skills necessary to serve as a director.  Pursuant to section 8(b)(iv) of the Stockholders Agreement, Mr. Pauls is the independent director who was initially designated for nomination jointly by mutual agreement of the members of the Ad Hoc Secured Noteholder Committee, the members of the Ad Hoc Convertible Noteholder Committee (each, as defined in our Bankruptcy Plan) and Iroko, after consultation with our Chief Executive Officer.

Robert Radie is our President and Chief Executive Officer and a member of the Board, positions he has held since March 2012. From November 2010 to October 2011, Mr. Radie served as President and Chief Executive Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in the fourth quarter of 2011. From March 2009 to November 2010, Mr. Radie served as President and Chief Executive Officer of Transmolecular, Inc., a biotechnology company developing cancer diagnostic and treatment products, after serving as a consultant to Transmolecular from December 2008 through March 2009. From September 2007 to September 2008, Mr. Radie served as the Chief Business Officer of Prestwick Pharmaceuticals, Inc., a specialty pharmaceutical company. Before joining Prestwick, Mr. Radie served in senior management positions with a number of pharmaceutical and biotechnology companies, including Morphotek, Inc., Vicuron Pharmaceuticals, Inc. and Eli Lilly and Company, and as a director of Affinium Pharmaceuticals, Ltd. from July 2012 to March 2014, when a majority of Affinium’s assets were acquired by a third party. Mr. Radie has been a member of the board of directors of Paratek Pharmaceuticals since November 2014 and Veloxis Pharmaceuticals A/S since June 2016, and has also served as a director of Life Sciences Pennsylvania, a life sciences industry group, since January 2016 and Horse Power For Life, a nonprofit organization dedicated to improving the quality of life for individuals diagnosed with cancer, since 2006. Mr. Radie received his B.S. in Chemistry from Boston College. The Board believes that Mr. Radie’s perspective and experience as our President and Chief Executive Officer, as well as his depth of operating and senior management experience in our industry and his educational background, provide him with the qualifications and skills to serve as a director. Mr. Radie was nominated to become our director in accordance with Section 8(b)(vi) of the Stockholders Agreement.

Andrea Heslin Smiley has served as a member of the Board since April 2018.  Since January 2011, she has served as President and Chief Executive Officer of VMS BioMarketing, a provider of clinical educator solutions, which she joined in 2008 as Vice President, Strategic Marketing.  Prior to joining VMS BioMarketing, Ms. Smiley served in various positions at Eli Lilly and Company. She currently serves on the boards of several nonprofit corporations, including the Indiana Chapter of the Alzheimer’s Association. Ms. Smiley earned her B.A. in Economics from DePauw University.  The Board believes that Ms. Smiley’s perspective and experience in senior management positions with a healthcare company provide her with the qualifications and skills necessary to serve as a director.  Under section 8(b)(ii) of the Stockholders Agreement, Ms. Smiley is the independent director who was initially designated for nomination by the members of the Ad Hoc Secured Noteholder Committee (as defined in the Bankruptcy Plan) after consultation with our Chief Executive Officer.

Timothy P. Walbert has been a member of our Board since March 2014 and has served as the Chairman of our Board since June 2015. Mr. Walbert has been the president and chief executive officer of Horizon Pharma, a public biopharmaceutical company (“Horizon”),  since June 2008 and has been the chairman of the Horizon board since 2010. Previously, he served as president, chief executive officer, and director of IDM Pharma, Inc., a public biopharmaceutical company (“IDM”) which was acquired by Takeda America Holdings, Inc., in June 2009. Prior to IDM, Mr. Walbert served as executive vice president, commercial operations, at NeoPharm, Inc., a public biopharmaceutical company. From 2001 to 2005, Mr. Walbert served as divisional vice president and general manager, immunology, where he led the global development and launch of the multi-indication biologic HUMIRA, which had almost $20 billion in 2018 sales and divisional vice president, global cardiovascular strategy, at a division of Abbott Laboratories,  a healthcare company, now AbbVie Inc. From 1998 to 2001, Mr. Walbert served as director, CELEBREX North America, and arthritis team leader, Asia Pacific, Latin America, and Canada at G.D. Searle & Company, a pharmaceuticals company (“G.D. Searle”). From 1991 to 1998, Mr. Walbert also held sales and marketing roles with increasing responsibility at G.D. Searle, and pharmaceutical companies Merck & Co., Inc., and Wyeth Pharmaceuticals.  Mr. Walbert received his B.A. in business from Muhlenberg College. In addition to being a member of the Egalet Board,  Mr. Walbert serves on the Biotechnology Innovation Organization (BIO), Illinois Biotechnology Innovation Organization (iBIO), World Business Chicago and Greater Chicago Arthritis Foundation boards. Mr. Walbert has prior public board experience on the boards of XOMA (NASDAQ, XOMA) from 2009 to 2018, Sucampo (NASDAQ, SCMP, acquired by Mallinckrodt) from 2015 to 2018 and Raptor (NASDAQ, RPTP, acquired by Horizon) from 2010 to 2014.  The Board believes Mr. Walbert’s perspective and experience in senior management and board positions with companies in our industry, as well as his educational background, provide him with the qualifications and skills necessary to serve as a director. Mr. Walbert was nominated to become our director in accordance with Section 8(b)(v) of the Stockholders Agreement.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of April 26, 2019. Biographical information for Mr. Radie, our President, Chief Executive Officer and Director, is included above with the director biographies.

Name	Age	Position
Robert Radie	55	Director, President and Chief Executive Officer
Patrick M. Shea	54	Senior Vice President and Chief Commercial Officer
Mark Strobeck, Ph.D.	48	Executive Vice President and Chief Operating Officer
Megan Timmins	46	Senior Vice President, General Counsel and Secretary

Patrick M. Shea has served as our Senior Vice President since June 2018 and our Chief Commercial Officer since September 2016. From June 2016 to August 2016, Mr. Shea was an independent consultant.  From April 2014 to May 2016, he served as Chief Commercial Officer at Clarus Therapeutics, Inc., a men’s health specialty pharmaceutical company (“Clarus”). Prior to Clarus, he served as Vice President of Sales and Marketing for the U.S. commercial operations at CSL Behring from December 2012 to April 2014, where he oversaw strategic efforts for the sales, marketing and managed care business. From June 2011 to November 2012, he was an independent consultant.  From 2006 to June 2011, he served in various roles at Astellas Pharmaceuticals, a pharmaceuticals company, most recently as Senior Vice President of Sales and Marketing for the U.S. pharmaceutical operations from 2007 to June 2011. Prior to that, Mr. Shea held various sales and marketing leadership roles at pharmaceutical companies Ligand Pharmaceuticals Incorporated and Boehringer Ingelheim. Mr. Shea received his bachelor’s degree in Psychology from Alfred University.

Mark Strobeck, Ph.D. is our Executive Vice President and Chief Operating Officer, a position he has held since September 2015, and previously served as our Chief Business Officer from January 2014 to September 2015. Prior to his employment at Egalet, he served as our advisor from June 2012 to December 2013.  From January 2012 to December 2013, Dr. Strobeck served as President and Chief Executive Officer and a director of Corridor Pharmaceuticals, Inc.,  a pharmaceuticals company, which was acquired by AstraZeneca plc in 2014. From December 2010 to October 2011, Dr. Strobeck served as Chief Business Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in the fourth quarter of 2011. From June 2010 to November 2010 and October 2011 to January 2012, Dr. Strobeck worked as a consultant. From January 2008 to May 2010, Dr. Strobeck served as Chief Business Officer of Trevena, Inc., a pharmaceutical company (“Trevena”). Prior to joining Trevena, Dr. Strobeck held management roles at GlaxoSmithKline plc, a pharmaceuticals company, and venture capital firms SR One Limited and EuclidSR Partners, L.P. Dr. Strobeck currently serves on the board of directors of Horse Power For Life, a nonprofit organization dedicated to improving the quality of life for individuals diagnosed with cancer, a position he has held since 2012. Dr. Strobeck received his B.S. in Biology from St. Lawrence University and his Ph.D. in Pharmacology from the University of Cincinnati, and completed his post‑doctoral fellowship at the University of Pennsylvania.

Megan Timmins has been our Senior Vice President and General Counsel since March 2018.  From September 2017  to March 2018, she served as our Vice President and Acting General Counsel.  From October 2016 to August 2018,  Ms. Timmins served as our Deputy General Counsel and from April 2016 to October 2016, she served as our consultant.  Prior to joining us, Ms. Timmins was an independent consultant from April 2015 to March 2016.  Prior to that, she served in positions of increasing responsibility at Aramark, most recently as Vice President, Associate General Counsel and Assistant Secretary from January 2011 until March 2015. Ms. Timmins received her B.A. in Government and Economics from the University of Notre Dame and her J.D. from the William and Mary School of Law.

Messrs. Radie, Walbert and Shea, Dr. Strobeck and Mses. Smiley and Timmins each served as a director or executive officer through our bankruptcy and reorganization, which was filed on October 30, 2018 and closed on March 26, 2019.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that each of our executive officers, directors and certain beneficial owners of the Company’s  common stock (the “Common Stock”) complied with all Section 16(a) filing requirements applicable to them during 2018 on a timely basis.

CODE OF ETHICS

We have adopted a code of business conduct and ethics  (our “Code of Conduct”), applicable to our employees, executive officers and directors. Our Code of Conduct is available on our website at www.egalet.com. The Audit Committee is responsible for overseeing our Code of Conduct.  Only the Board may grant a waiver for a director, executive officer, or an officer covered under the additional code of ethics provisions for chief executive officer and senior financial officers (“Code of Ethics Officer”). The Audit Committee or the Board may grant a waiver of any provision of our Code of Conduct for any member of our leadership team who is not an executive officer or a Code of Ethics Officer. Our Legal Department may grant a waiver of any provision of our Code of Conduct for other employees. We expect that any amendments to our Code of Conduct, or any waivers of its requirements with regard to directors, executive officers or Code of Ethics Officers, will be disclosed on our website.

PROCEDURES FOR SECURITIY HOLDERS TO RECOMMEND NOMINEES TO THE BOARD

There were no material changes to the procedures by which stockholders may recommend nominees to our Board since they were last disclosed in our Proxy Statement for our 2018 Annual Meeting of Stockholders.  Stockholders who wish to recommend individuals for consideration by the Nominating Committee of our to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating Committee at the following address: 600 Lee Road, Suite 100, Wayne, PA 19087. Submissions must be made in accordance with our bylaws and must include the full name, age and business address of the proposed nominee, a description of the proposed nominee’s principal occupation or employment, the class and series and number of shares of our stock owned by such stockholder, and a description of all arrangements or understandings between the stockholder and each nominee. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Please refer to Article II of our Amended and Restated Bylaws for a description of the formal process to recommend director candidates to the Nominating Committee.

AUDIT COMMITTEE

Our Audit Committee consists of Mr. McInnis, Mr. Pauls and Ms. Smiley, each of whom satisfies the independence requirements under Nasdaq listing standards and SEC rules. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq listing standards. The chairperson of our Audit Committee is Mr. McInnis, whom our Board has determined to be an “audit committee financial expert” as defined in SEC rules. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2018 and 2017 concerning compensation of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2018. Also included in the table is our former Chief Financial Officer, who resigned prior to the end of our fiscal year 2018.  We refer to these individuals as our named executive officers.

		Salary		Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)		($)(1)	($)(2)	($)	($)(3)	($)
Robert Radie	2018	563,500		310,900	—	277,200	15,294	1,166,894
President and Chief Executive Officer	2017	547,000		—	251,430	280,700	13,962	1,093,092
Mark Strobeck, Ph.D.	2018	410,000		166,435	—	150,200	14,125	740,760
Executive Vice President and Chief Operating Officer	2017	398,000		—	167,620	140,800	13,440	719,860
Patrick Shea (4)	2018	370,800		131,170	—	105,900	14,125	621,995
Senior Vice President and Chief Commercial Officer
Stan Musial (5)	2018	458,800	(6)	166,435	—	—	15,220	640,455
Former Executive Vice President and Chief Financial Officer	2017	371,000		—	167,620	131,200	14,953	684,773

(1)

Amounts shown in this column do not reflect actual compensation received by the named executive officers. The amounts include the aggregate grant date fair value of restricted stock and restricted stock units granted in the respective fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 (“ASC Topic 718”), and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in the calculation of these amounts are included in Note 10, “Stock‑based Compensation” in the notes to our consolidated financial statements included in our Annual Report on Form 10‑K for the year ending December 31, 2018.  The executives will only realize compensation to the extent that the restricted stock and restricted stock units vest and our Common Stock has a value.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(2)

Amounts shown in this column do not reflect actual compensation received by the named executive officers. The amounts reflect the grant date fair value of stock options as calculated in accordance with the provisions of FASB ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in the calculation of these amounts are included in Note 10, “Stock‑based Compensation” in the notes to our consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.  The executives will only realize compensation to the extent that the stock options are exercised at a time when the value of our Common Stock is greater than the exercise price of such stock options.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(3)

This column includes our matching contributions to the named executive officers’ accounts under our 401(k) plan and premiums we paid with respect to life insurance for the benefit of the named executive officers.  The amounts of matching contributions were $11,000 for each of Messrs. Radie, Shea and Musial and Dr. Strobeck.  The amounts we paid for life insurance were $1,972, $1,882, $1,705 and $1,882, respectively, for Messrs. Radie, Shea and Musial and Dr. Strobeck.

(4)	Mr. Shea was not a named executive officer in fiscal 2017.
(5)	Mr. Musial resigned effective November 9, 2018.
(6)	Amount includes an aggregate amount of $130,000 for consulting services that Mr. Musial performed from November 9, 2018 until December 31, 2018.

Narrative to Summary Compensation Table

We have entered into employment agreements with Mr. Radie, our President and Chief Executive Officer, Dr. Strobeck, our Executive Vice President and Chief Operating Officer, and Mr. Shea, our Senior Vice President and Chief Commercial Officer, as described in more detail below. Mr. Musial, our former Executive Vice President and Chief Financial Officer, resigned his employment with us effective November 9, 2018. During the 2017 and 2018 fiscal years, our named executive officers were also eligible to participate in the Egalet Corporation 2013 Stock-Based Incentive Compensation Plan (the “Stock Plan”), pursuant to which we granted restricted stock and restricted stock units (“RSUs”) as part of fiscal year 2018 compensation, as described below.  See the description below for additional information regarding these awards. The Stock Plan was cancelled upon our emergence from bankruptcy on January 31, 2019, and the Board adopted the Egalet Corporation Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”).

Employment Agreements with Mr. Radie, Dr. Strobeck and Mr. Shea

Mr. Radie, Dr. Strobeck and Mr. Shea are employed by us under the terms of individual employment agreements. In each case, the term of employment under the agreement will continue on an at-will basis until the executive’s employment with us terminates for any reason. Each employment agreement sets forth the executive’s initial annual base salary and target bonus opportunity expressed as a percentage of base salary, as well as the executive’s right to participate in our employee benefit plans on the same terms and conditions as may be applicable to our other executive officers. Mr. Radie’s current annual base salary is $580,000, Dr. Strobeck’s current annual base salary is $423,000, and Mr. Shea’s current annual base salary is $382,000, in each case subject to annual review and increase at the discretion of the Board. Mr. Radie has an annual target bonus opportunity equal to 60% of his annual base salary,  Dr. Strobeck has an annual target bonus opportunity equal to 40% of his annual base salary and Mr. Shea has an annual target bonus opportunity equal to 35% of his annual base salary. The executives’ annual bonus opportunities are subject to the terms and conditions of our Annual Incentive Bonus Plan, and the determination of these amounts are discussed in greater detail below. The executives must be employed by us on the payment date to be paid any such bonus except as otherwise described below in the section entitled “Potential Payments Upon a Termination or Change in Control.”

Each employment agreement also provides for certain severance payments and benefits to be provided in connection with the executive’s termination of employment, as described below in the section entitled “Potential Payments upon a Termination or Change in Control.” Each employment agreement provides that, during the term of employment and for a period of 12 months thereafter (or 24 months if we terminate the executive’s employment without cause or the executive terminates his employment for good reason, in either case, within 24 months following a change in control), the executive will not compete with us or solicit our customers or employees. Each employment agreement also contains provisions requiring the executive to safeguard our confidential information and to assign to us any intellectual property developed by the executive during his employment by us.  In connection with our Bankruptcy and acquisition of five marketed products from Iroko (the “Iroko Acquisition”), each of our named executive officers entered into an amendment to his employment agreement providing that neither the Iroko Acquisition, nor our Bankruptcy, constituted a change of control under the applicable employment agreement.  Other than this amendment, the employment agreements for our named executive officers remain in effect in accordance with their terms.

At the time of his resignation from employment, Mr. Musial was party to an employment agreement with us that was substantially similar in general terms to the employment agreements of our other named executive officers (other than the amendment), as described above.

2018 Cash Incentive Compensation

Annual bonuses paid to our named executive officers are provided pursuant to our Annual Incentive Bonus Plan.  In 2018, Mr. Radie’s bonus was based 100% on the achievement of our 2018 corporate goals. Dr. Strobeck’s and Mr. Shea’s bonuses were based 80% on the achievement of our 2018 corporate goals and 20% on the achievement of individual objectives.  Prior to his resignation, Mr. Musial’s 2018 bonus opportunity was also based 80% on the achievement of our 2018 corporate goals and 20% on the achievement of individual objectives.

Our 2018 Corporate Goals contained objectives in the following areas: commercial/financial, business development, and operational.  Specifically, our 2018 Corporate Goals related to:  achievement of certain net sales and earnings targets, acquisition and out-license or copromotional activities, clinical development activities, certain manufacturing actions, government affairs endeavors and quality and compliance targets.

The bonuses paid to our named executive officers for the 2018 fiscal year are reflected in the “Non-Equity Incentive Plan Compensation” column in the summary compensation table above.

Stock Awards

In 2018, we made grants of RSUs and restricted stock to each of our named executive officers.  On March 6, 2018, we made a grant of 500,000 RSUs to Mr. Radie, we made grants of 225,000 RSUs to each of Dr. Strobeck and Mr. Musial and we made a grant of 150,000 RSUs to Mr. Shea.  Each RSU represents the right to receive one share of our Common Stock upon settlement.  The RSUs granted to our named executive officers were subject to vesting in four equal installments on each of the first four anniversaries of the grant date, provided that, if 75% or greater of the 2018 corporate goals approved by the Board were attained on or prior to the first anniversary of the grant date, as determined by the Board in its sole discretion, then 100% of the RSUs would vest, and the restrictions applicable thereto lapse, on the first anniversary of the grant date.  On June 13, 2018, we made a grant of 100,000 shares of restricted stock to Mr. Radie and we made grants of 80,000 shares of restricted stock to each of Dr. Strobeck and Messrs. Shea and Musial.  These grants of restricted stock were scheduled to vest on the first anniversary of the grant date.

All of the restricted stock and RSUs held by Mr. Musial were forfeited and cancelled upon his resignation from employment on November 9, 2018.  All outstanding equity compensation awards, including awards granted in 2018, were cancelled upon our emergence from bankruptcy on January 31, 2019.

Outstanding Equity Awards at Fiscal Year‑End

The table below sets forth the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2018.

			Option Awards				Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock that have not Vested (#)		Market value of shares or units of stock that have not vested ($) (5)
Robert Radie	12/4/14	100,000	—		$5.25	12/4/2024
	6/15/16	204,271	60,729		$8.59	11/20/2025
	12/6/16	75,000	75,000		$8.11	12/6/2026
	12/12/16	25,000	25,000		$8.13	12/12/2026
	6/8/17	56,250	—	93,750	$2.38	6/8/2027
	3/6/18						100,000	(3)	250
	6/13/18						500,000	(4)	1,250
Mark Strobeck	12/4/14	40,000	—		$5.25	12/4/2024
	11/20/15	88,646	26,354		$8.59	11/20/2025
	12/6/16	50,000	50,000		$8.11	12/6/2026
	6/8/17	37,500	—	62,500	$2.38	6/8/2027
	3/6/18						80,000	(3)	200
	6/13/18						225,000	(4)	625
Patrick Shea	10/3/16	69,063	58,437		$7.55	10/3/26
	12/6/16	40,000	40,000		$8.11	12/6/26
	6/8/17	30,000		50,000	$2.38	6/8/27
	9/19/16						15,943	(6)	40
	3/6/18						80,000	(3)	200
	6/13/18						150,000	(4)	375
Stan Musial		—	—		—	—			—

(1)

Options granted prior to September 30, 2015 vest with respect to one‑fourth of the underlying shares on each of the first four anniversaries of the grant date. Options granted subsequent to September 30, 2015, but prior to June 2018, vest with respect to one-fourth of the underlying shares on the first anniversary of the grant date and with respect to 1/48 of the underlying shares each month thereafter until fully vested.  Vesting on any date was generally subject to the executive’s employment with us from the grant date of the award through the applicable vesting date.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(2)

25% of the options will vest on the later of (i) the 6‑month anniversary of the grant date and (ii) the date on which the average closing price of our Common Stock on Nasdaq is at least $3.33 for 30 consecutive trading days. 25% of the options will vest on the later of (i) the 12‑month anniversary of the grant date and (ii) the date on which the average closing price of our Common Stock on Nasdaq is at least $4.05 for 30 consecutive trading days. The remaining 50% of the options will vest on the later of (i) the 24‑month anniversary of the grant date and (ii) the date on which the average closing price of our Common Stock on Nasdaq is at least $4.76 for 30 consecutive trading days. Vesting on any date was generally subject to the executive’s employment with us from the grant date of the award through the applicable vesting date.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(3)

Consists of grants of RSUs, 25% of which were scheduled to vest, and the restrictions applicable thereto to lapse, on each of the first four anniversaries of the grant date; provided that, if 75% or greater of the 2018 corporate goals previously approved by the Board were attained on or prior to the first anniversary of the grant date, as determined by the Board in its sole discretion, then 100% of the RSUs would vest, and the restrictions applicable thereto lapse, on the first anniversary of the grant date. Vesting on any date was generally subject to the executive’s employment with us from the grant date of the award through the applicable vesting date.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(4)

Consists of shares of restricted stock which were scheduled to vest on the first anniversary of the grant date. Vesting was generally subject to the executive’s employment with us from the grant date of the award through the vesting date.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(5)	Amounts in this column are based on the market value of a share of our Common Stock ($0.0025) on December 31, 2018, the last day of the Company’s fiscal year.
(6)

Consists of shares from an initial grant of 42,500 shares of restricted stock, 10,625 shares of which vested on the 181st day following the Date of Grant and 2,276 shares were scheduled to vest on the last day of each calendar quarter beginning the quarter thereafter, provided that 2,287 shares were scheduled to vest on the last quarterly installment date.

Potential Payments Upon a Termination or Change in Control

Under the terms of their employment agreements, Mr. Radie, Dr. Strobeck and Mr. Shea are entitled to payments and benefits in connection with the termination of their employment with us under specified circumstances. Upon the termination of the executive’s employment for any reason, we will pay the executive or the executive’s estate, as applicable, the executive’s accrued but unpaid base salary and accrued but unused vacation time. If the executive’s employment is terminated due to death or disability, we will also pay the executive (or the executive’s estate, as applicable) any bonus earned but not paid under the Annual Incentive Bonus Plan for the preceding fiscal year. In addition, under the employment agreements with Mr. Radie, Dr. Strobeck and Mr. Shea, if the executive’s employment is terminated by us without cause, but not due to the executive’s death or disability, or by the executive for good reason: (i) we will pay the executive any bonus earned but not paid under the Annual Incentive Bonus Plan for the preceding fiscal year;  (ii) the executive will be entitled to accelerated vesting of outstanding equity awards under certain circumstances pursuant to any written agreement with us, on the terms and conditions set forth therein (there are no such agreements currently in effect); (iii) subject to the executive’s execution of a general release of claims and his continued compliance with the restrictive covenants described above, we will continue to pay the executive his annual base salary for a period of 12 months (or 24 months if such termination occurs within 24 months following a change in control); and (iv) we will reimburse the executive for the costs of continued health coverage for himself and his eligible dependents under COBRA or a private health insurance policy, less the amount that, absent such termination, the executive would have been required to pay for such coverage under our health plan. Such payments with regard to health insurance will continue for 12 months (or 24 months if such termination occurs within 24 months following a change in control) or, if earlier, until the executive becomes eligible for coverage under another medical plan.  In connection with our Bankruptcy and the Iroko Acquisition, each of our named executive officers entered into an amendment to his employment agreement providing that neither the Iroko Acquisition, nor our Bankruptcy constituted a change of control under the applicable employment agreement.

The following table sets forth potential amounts payable to our named executive officers upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason, in each case, within 24 months following a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated on December 31, 2018 (the last business day of fiscal 2018) and, if applicable, a change in control also occurred on such date. Mr. Musial is not included in the tables below because he resigned on November 9, 2018.  As a result of his resignation, he was not eligible to receive any severance benefits from us, whether under his employment agreement or otherwise.

	Upon Termination Without Cause or Resignation for
	Good Reason—No Change in Control
Name	Cash Payment(1)	Accelerated Options Vesting (2)	Accelerated Restricted Stock and RSU Vesting(3)	Other(4)	Total
Robert Radie	$563,500	—	—	$27,800	$591,300
Mark Strobeck	410,000	—	—	21,464	431,464
Patrick Shea	370,800	—	—	27,800	398,600

	Upon Termination Without Cause or Resignation for
	Good Reason—Within 24 Months Following a Change in Control
Name	Cash Payment(5)	Accelerated Options Vesting (2)(6)	Accelerated Restricted Stock and RSU Vesting(7)	Other(4)	Total
Robert Radie	$1,127,000	—	$1,500	$55,600	$1,184,100
Mark Strobeck	820,000	—	$825	42,928	863,753
Patrick Shea	741,600	—	$575	55,600	797,775

(1)	Consists of salary continuation for 12 months following a termination of employment without cause or for good reason.
(2)	None of the named executive officers’ stock options had value at fiscal year-end, as the exercise price was greater than the market price of our Common Stock on that date.
(3)	Represents the value of the accelerated vesting of all of the executive’s RSUs and shares of restricted stock based on the market value of a share of our Common Stock ($0.0025) on December 31, 2018.
(4)	Consists of health insurance premiums for the executive and his family payable during the severance period.
(5)	Consists of salary continuation for 24 months following a termination of employment without cause or for good reason, in either case, within 24 months following a change in control.
(6)	Pursuant to the Stock Plan and the applicable award agreements, stock options do not vest automatically upon a change in control.
(7)	Pursuant to the Stock Plan and the applicable award agreements, RSUs and shares of restricted stock vest automatically upon a change in control.

DIRECTOR COMPENSATION

Our non-employee directors receive a combination of cash and equity compensation for their service on the Board and Board committees in accordance with our director compensation program. No director’s aggregate cash and equity compensation may exceed $300,000 annually.  Directors who are our employees do not receive any additional cash or equity incentive compensation for their service on the Board (or any committee thereof).

Annual Cash Compensation

The following chart summarizes the retainer compensation provided to non-employee directors for their ongoing service on the Board during 2018. Cash payments are made in equal, quarterly installments in arrears on the last day of the fiscal quarter in which such service occurred.

Retainer Type	Annual Amount
Board member	$40,000
Committee member
• Audit	$10,000
• Compensation	$5,000
• Nominating	$4,000
Committee chair (in lieu of Committee Member fee)
• Audit	$20,000
• Compensation	$15,000
• Nominating	$7,500

In addition to the annual Board and committee retainer fees listed above, the Chairman of the Board receives a $40,000 cash retainer annually for his service as Chairman.

No director may receive more than an aggregate of $120,000 annually in cash compensation for service on the Board and Board committees.

Equity Compensation

Prior to the adoption of the 2019 Stock Plan by our Board, non-employee directors received grants of options to purchase shares of our Common Stock pursuant to the terms and conditions of the Stock Plan. Future grants of equity awards will be made to our non-employee directors under the 2019 Stock Plan or a successor equity plan.

•

Initial Grant:  Upon initial election to the Board, each non‑employee director was granted an option whose value was worth $133,000 on the grant date (based on the Black-Scholes value of such option), which option had an exercise price per share equal to the fair market value of one share of our Common Stock on the grant date and vested in 25% increments on each of the first four anniversaries of the grant date (which is the first trading day of the month following commencement of service), subject to the non-employee director’s continuous service through each such vesting date. The initial grant for non-employee directors could not exceed 110,000 shares.

•

Annual Grant:  At each annual shareholders meeting, each non‑employee director was granted an option whose value was worth $93,000 on the grant date (based on the Black-Scholes value of such option), which option had an exercise price per share equal to the fair market value of one share of our Common Stock  on the grant date and which vested in full on the day immediately prior to the next annual stockholders’ meeting held after the date of grant, subject to the non-employee director’s continuous service through such vesting date.  The annual option grant for non-employee directors could not exceed 75,000 shares.

Director Compensation Table for 2018

The table below summarizes the compensation paid by the Company to each non‑employee director for the year ended December 31, 2018.  Mr. Varian joined the Board in June 2018 and therefore received pro-rated fees for his service during the year.  Mr. Radie does not receive any additional compensation for his service on the Board.  In connection with our emergence from bankruptcy, pursuant to the Stockholders’ Agreement, our Board was replaced by the Board as set forth in Item 10.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(1)	($)
Timothy P. Walbert	87,083	30,926	118,009
Elaine Hochberg	41,250	30,926	72,176
Nicholas C. Nicolaides, Ph.D.	40,333	30,926	71,259
John E. Osborn	52,708	30,926	83,634
Robert P. Roche, Jr.	40,333	30,926	71,259
Andrea Heslin Smiley	45,833	30,926	76,759
John Varian (2)	24,167	31,089	55,256
Gregory Weaver	55,000	30,926	85,926

(1)

The amounts shown in this column do not reflect actual compensation received by our non-employee directors.  The amounts reflect the grant date fair value of stock option awards and are calculated in accordance with the provisions of ASC Topic 718, and assume no forfeiture rate derived in the calculation of the grant date fair value.  Assumptions used in the calculation of these awards are included in Note 10 “Stock Based Compensation” in the notes to our audited consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.  The directors will only realize compensation to the extent that the stock options are exercised at a time when the value of our Common Stock is greater than the exercise price of such stock options.  At December 31, 2018, the aggregate number of stock options outstanding for each non-employee director was as follows: Mr. Walbert, 194,794; Ms. Hochberg, 126,817; Dr. Nicolaides, 192,799; Mr. Osborn, 192,799; Mr. Roche, 159,415;  Ms. Smiley, 126,817; Mr. Varian, 110,000; and Mr. Weaver, 195,549.  All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

(2)	Mr. Varian joined the Board in June 2018.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or served during fiscal year 2018, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding our equity compensation plans as of December 31, 2018.

Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding options,	plans (excluding
	options, warrants	warrants and	securities reflected in
	and rights	rights	column (a))
Plan category	(a)(3)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,328,638	$5.08	4,645,824
Equity compensation plans not approved by security holders(2)	93,908	$4.90	206,092
Total	4,422,546	$5.08	4,851,916

(1)

These securities consist of options and restricted stock issued under the Stock Plan to employees, directors and consultants of the Company.  Under the Stock Plan, options, stock appreciation rights, restricted stock, RSUs, common stock and deferred stock may be granted, but the Stock Plan does not separately segregate the shares used for each type of award.

(2)	These securities consist of options issued under the 2018 Inducement Plan to newly-hired employees of the Company.
(3)	All outstanding equity compensation awards were cancelled upon our emergence from bankruptcy on January 31, 2019.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of April 26, 2018 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all stockholders known us to be beneficial owners of more than five percent of our Common Stock.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
5%+ Beneficial Owners
Iroko Pharmaceuticals, Inc. (2)	7,023,333	59.5%
Highbridge Capital Management, LLC(3)	6,225,00	9.9%
Broadfin Capital, LLC(4)	696,657	7.4%
Non-Employee Directors
Luke Düster	—	*
Todd Holmes	—	*
Joseph McInnis	—	*
Matthew Pauls	—	*
Andrea Heslin Smiley	—	*
Timothy P. Walbert	—	*
Named Executive Officers
Robert Radie	—	*
Mark Strobeck, Ph.D.	—	*
Patrick Shea	—	*
Stan Musial	—	*
All executive officers and directors as a group (10 persons)(11)	—	*

*Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of March 29, 2018. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Egalet Corporation, 600 Lee Road, Suite 100, Wayne, PA 19087. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock that they beneficially own. Applicable percentages are based on 9,360,968 shares outstanding on April 26, 2018, adjusted as required by rules promulgated by the SEC.

(2)

Based solely on the Schedule 13D filed with the SEC on February 11, 2019 by Iroko that was filed pursuant to a joint filing agreement.  Includes 2,436,459 shares issuable upon the exercise of the Iroko Warrant to purchase the Company’s  Common Stock.   Under the stockholders agreement entered into by the Company and Iroko in connection with the Iroko Transaction, for a period of 18 months after the closing date of the Iroko Transaction, Iroko is not permitted to exercise the Iroko Warrant to the extent that, after giving effect to the exercise, Iroko and its affiliates would own in excess of 49% of the Company’s Common Stock on a fully diluted basis (as defined in the stockholders agreement).    For purposes of calculating the percentage ownership, the number of shares of Common Stock of the Company outstanding does not include 2,535,906 shares issuable upon the exercise of outstanding warrants held by persons other than Iroko Pharmaceuticals, Inc. and its affiliates.  Iroko, Iroko Properties Inc., a company incorporated under the laws of the British Virgin Islands (“Iroko Properties”), Nathan D. Hukill, CR Group L.P., a Delaware limited partnership (“CR Group”), CRG Partners III L.P., a Delaware limited partnership (“CRG Partners III”), CRG Partners III – Parallel Fund “A” L.P., a Delaware limited partnership (“CRG Parallel Fund A”), CRG Partners III – Parallel Fund “B” (Cayman) L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Parallel Fund B”), CRG Partners III (Cayman) Lev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Lev AIV”), and CRG Partners III (Cayman) Unlev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands, share voting and dispositive power with respect to such shares. Iroko Properties acquired the shares and the Iroko Warrant on January 31, 2019 in connection with the Asset Purchase Agreement, dated as of October 30, 2018, by and among Iroko, the Company and Egalet US Inc. Iroko is the sole shareholder of

Iroko Properties. CRG Parallel Fund A, CRG Parallel Fund B, CRG Lev AIV, CRG Unlev AIV and CRG Partners III (collectively, the “CRG Entities”) collectively hold all of the issued and outstanding shares of Iroko. CR Group serves as the investment manager for the CRG Entities. CR Group is indirectly controlled by Mr. Hukill.  The address of Iroko and Iroko Properties is 150 Rouse Boulevard, Philadelphia, PA 19112. The address of CR Group, the CRG Entities and Mr. Hukill is 1000 Main St., Suite 2500, Houston, TX 77002.

(3)

Based solely on the Schedule 13G filed with the SEC on February 14, 2019 by Highbridge Capital Management, LLC ("Highbridge") and 1992 MSF International Ltd (“MSF”).  MSF may be deemed to beneficially own 5,508,000 shares of Common Stock (including 3,533,000 shares of Common Stock issuable upon exercise of warrants), subject to a 9.9% blocker and Highbridge, as its trading manager and trading manager of 1992 Tactical Credit Master Fund, L.P. (“Tactical”), may be deemed to be the beneficial owner of 6,225,000 shares of Common Stock (including 4,250,000 shares of Common Stock issuable upon exercise of warrants) held by MSF and Tactical. Highbridge and MSF have shared voting and dispositive power with respect to all such shares. The address of Highbridge is 40 West 57th Street, 32nd Floor, New York, New York 10019. The exercise of certain warrants held by Highbridge are each subject to a 9.99% ownership blocker.

(4)

Based solely on the Schedule 13G filed with the SEC on February 11, 2019 by Broadfin Capital, LLC ("Broadfin LLC"). Broadfin LLC, Broadfin Healthcare Master Fund, Ltd. ("Broadfin Healthcare") and Kevin Kotler, the managing member of Broadfin LLC and director of Broadfin Healthcare, each share voting and dispositive power with respect to all such shares and may be deemed to be beneficial owners thereof. The address of Broadfin LLC is 300 Park Avenue, 25th Floor, New York, New York 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW OF RELATED PARTY TRANSACTIONS

Under SEC rules, related party transactions are those transactions to which we are or may be a party in which the amount involved exceeds $120,000, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and board membership.

The Board has adopted a written Policy Regarding Transactions with Related Persons (the “Policy”), which is administered by the Audit Committee. This Policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a Related Person (as defined in Item 404(a) of SEC Regulation S-K) has a direct or indirect material interest; provided, however, the Board has determined that certain transactions not required to be reported pursuant to Item 404(a) of SEC Regulation S-K are not considered to be transactions covered by the Policy. Under the Policy, a related party transaction must be reported to our general counsel and be reviewed and approved or ratified by the Audit Committee in accordance with the terms of the Policy, prior to the effectiveness or consummation of the transaction, whenever practicable. The Audit Committee will review all relevant information available to it about the potential related party transaction. The Audit Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Person in connection with the approval of the related party transaction.  We also poll our directors and executive officers on an annual basis with respect to related party transactions and their service as an officer or director of other entities. Any director involved in a related party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision.

Iroko Transaction

On March 8, 2019, we entered into a letter agreement with Iroko, our 49% stockholder, which memorialized an agreement in principle we reached with Iroko on January 31, 2019, just prior to the closing of our acquisition of Iroko’s five marketed non-narcotic, nonsteroidal anti- inflammatory drug products (the “Iroko Acquisition”).  Pursuant to the letter agreement, the Company agreed to take financial responsibility for certain liabilities related to inventory that Iroko sold prior to the closing date of the Iroko Acquisition, other than coupon voucher amounts, Medicaid rebates, and with regard to inventory held by wholesalers on the closing date of the Iroko Acquisition, wholesaler FFS and prompt pay discount fees.  In exchange, the Company was able to retain $10 million paid by the distributor of the Iroko products for inventory owned by Iroko and not transferred in the Iroko Acquisition, less $1 million payable by the Company to Iroko on or prior to August 31, 2019 and $1.5 million, payable by the Company to Iroko on or prior to January 31, 2020.   We believe that the net amount that the Company will have paid on behalf of Iroko exceeds the $120,000 threshold for disclosure, but the approximate amount involved is not estimable at this time.  Two of our directors, Luke Düster and Todd Holmes, are employed by CRG-affiliated funds, which wholly own Iroko.

Credit Agreement

On March 20, 2019 (the “Closing Date”), Egalet entered into a credit agreement (the “Revolving Credit Agreement”) with certain funds managed by Highbridge, our 9.9% stockholder, as lenders (collectively, the “Lenders”), which Revolving Credit Agreement consists of a $20.0 million revolving line of credit.  The Company drew $5.0 million on the Closing Date and must maintain at least 25% of the commitment amount outstanding at all times.

Advances under the Revolving Credit Agreement bear interest at the Company’s option at either the LIBOR Rate (as defined in the Revolving Credit Agreement) plus 5.00% or the Base Rate (as defined in the Revolving Credit Agreement) plus 4.00%. The Revolving Credit Agreement matures on March 20, 2022.

The obligations of the Company under the Revolving Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company’s wholly-owned subsidiaries, Egalet US Inc. and Egalet Ltd. (collectively, the “Guarantors”). As security for the Company’s obligations under the Revolving Credit Agreement, the Company and the Guarantors have granted to the Agent (as defined in the Revolving Credit Agreement), for the benefit of the Lenders and other secured parties, a first priority lien on substantially all of their tangible and intangible personal property (other than certain specified excluded assets), including proceeds and accounts related to this property and the capital stock of the Guarantors, pursuant to the terms of that certain Collateral Agreement, dated as of the Closing Date (the “Collateral Agreement”), among the Company and the Guarantors in favor of the Agent for the benefit of the Lenders and other secured parties. The Revolving Credit Agreement will (i) be equal in right of payment to all existing and future pari passu indebtedness of the Company, (ii) be senior in right of payment to the obligations of the Company pursuant to that certain Indenture, dated as of January 31, 2019 (the “Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee and collateral agent, and (iii) be senior in right of payment to all existing and future subordinated indebtedness of the Company.

DIRECTOR INDEPENDENCE

The Board consults with our counsel to ensure that the Board’s determinations with regard to independence are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq (which the Company has chosen to use, as it is not listed on a national securities exchange), as in effect from time to time.  In 2018, the Board reviewed the independence of our directors and determined that all directors except Mr. Radie were independent under the Nasdaq listing standards.  The Board undertook another review of the independence of our directors in April 2019 after the reconstitution of our Board in connection with our bankruptcy and restructuring and has determined that all directors, except Mr. Radie, Mr. Düster and Mr. Holmes,  are independent under the Nasdaq listing standards. Mr. Radie is not an independent director under these rules because he is our President and Chief Executive Officer. Mr. Düster is a member of the Founders Group at CRG and serves as Partner and member of the investment committee of CRG. Mr. Holmes is a principal at CRG, which is the sole shareholder of Iroko, which together with its affiliates, are significant stockholders of the Company.

Our Nominating Committee consists of Andrea Heslin Smiley (Chair), Joe McInnis and Luke Düster.  As stated above, Mr. Düster is not independent under Nasdaq listing standards.  Our Compensation Committee consists of Timothy Walbert (Chair), Matthew Pauls and Todd Holmes.  As stated above, Mr. Holmes is not independent under the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by Ernst & Young, our independent registered public accounting firm.

	Fiscal	Fiscal
	Year Ended	Year Ended
	2018	2017
Audit fees	$671,619	$637,653
Audit‑related fees	45,500	216,500
Tax fees	—	—
All other fees	—	—
Total fees	$717,119	854,153

Audit fees:  Audit fees consist of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statement filings with the SEC, and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

Audit‑related fees:  Audited‑related fees consist of technical consultations related to complex accounting matters billed by Ernst & Young.

All fees have been and are expected to be pre‑approved by the Audit Committee.

Pre‑approval Policies and Procedures

The Audit Committee pre‑approves audit and non‑audit services rendered by our independent registered public accounting firm, Ernst & Young. The Audit Committee pre‑approves specified services in the defined categories of audit services, audit‑related services and tax services up to specified amounts. Pre‑approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case‑by‑case basis before the independent auditor is engaged to provide each service. The pre‑approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

If Ernst & Young renders services other than audit services to us, the Audit Committee will determine whether the rendering of these services is compatible with maintaining Ernst & Young’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) For the Exhibits filed with this Amendment, see the Exhibits Index.

Exhibits Index

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2019	Egalet Corporation
	By:	/s/ ROBERT RADIE
Robert Radie
President and Chief Executive Officer