Form 10-Q
period 2019-03-31
Egalet Corp
filed 2019-05-17
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act

of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Par value $0.001	ZCOR	OTCQX

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.001 par value                                 Shares outstanding as of May 15, 2019: 9,360,968

		Page

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2019 (Successor) (unaudited) and December 31, 2018 (Predecessor)	1
	Consolidated Statements of Operations unaudited for the Period February 1, 2019 through March 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor)	2
	Consolidated Statements of Comprehensive Loss unaudited for the Period February 1, 2019 through March 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor)	3
		4
	Consolidated Statements of Cash Flows unaudited for the Period February 1, 2019 through March 31, 2019 (Successor), the Period January 1, 2019 to January 31, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

SIGNATURES		53

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Egalet Corporation and its subsidiaries. The Egalet logo is our trademark and Egalet is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2019.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Egalet Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Predecessor
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,387	$35,323
Marketable securities, available for sale	—	4,988
Accounts receivable, net	39,944	8,006
Inventory	23,276	2,639
Prepaid expenses and other current assets	3,258	2,715
Other receivables	—	846
Total current assets	76,865	54,517
Intangible assets, net	120,974	4,281
Restricted cash	400	400
Property and equipment, net	3,941	1,059
Right of use asset, net	1,745	—
Goodwill	58,747	—
Deposits and other assets	2,151	1,676
Total assets	$264,823	$61,933
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,569	$8,561
Accrued expenses	58,925	24,584
Debt - current, net	2,635	—
Acquisition-related contingent consideration	1,200	—
Other current liabilities	1,043	—
Total current liabilities	75,372	33,145
Debt - non-current portion, net	92,957	—
Acquisition-related contingent consideration	13,800	—
Deferred income tax liability	24	24
Credit agreement	5,000	—
Other liabilities	1,165	536
Total liabilities not subject to compromise	188,318	33,705

Liabilities subject to compromise	—	139,588

Commitments and contingencies (Note 17)
Stockholders’ deficit:
Predecessor common stock--$0.001 par value; 275,000,000 shares authorized; 56,547,101 shares issued and outstanding at December 31, 2018	—	55
Successor common stock--$0.001 par value; 100,000,000 shares authorized; 9,360,968 shares issued and outstanding at March 31, 2019	9	—
Additional paid-in capital	86,988	276,569
Accumulated other comprehensive (loss) income	(9)	869
Accumulated deficit	(10,483)	(388,853)
Total stockholders' equity (deficit)	76,505	(111,360)
Total liabilities and stockholders’ equity (deficit)	$264,823	$61,933

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
	March 31, 2019	January 31, 2019	March 31, 2018
Revenue
Net product sales	$15,810	$1,775	$6,261
Total revenue	15,810	1,775	6,261

Costs and Expenses
Cost of sales (excluding amortization of product rights)	12,461	554	2,216
Amortization of product rights	2,332	171	537
General and administrative	3,365	5,413	7,073
Sales and marketing	5,131	2,773	9,055
Research and development	5	186	1,303
Restructuring and other charges	—	799	—
Change in fair value of contingent consideration payable	200	—	—
Total costs and expenses	23,494	9,896	20,184
Loss from operations	(7,684)	(8,121)	(13,923)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(5,125)
Interest expense, net	2,193	(52)	3,556
Other (gain) loss	—	(140)	—
Total other expense (income)	2,193	(192)	(1,569)
Reorganization items	606	(115,169)	—
(Loss) income after reorganization charges and before provision (benefit) for income taxes	(10,483)	107,240	(12,354)
Provision (benefit) for income taxes	—	—	—
Net (loss) income	$(10,483)	$107,240	$(12,354)
Per share information:
Net (loss) income per share of common stock, basic and diluted	$(0.73)	$1.90	$(0.26)
Weighted-average shares outstanding, basic and diluted	14,333,332	56,547,101	47,303,659

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
	March 31, 2019	January 31, 2019	March 31, 2018
Net (loss) income	$(10,483)	$107,240	$(12,354)
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	(1)	—	(30)
Foreign currency translation adjustments	(8)	—	124
Comprehensive (loss) income	$(10,492)	$107,240	$(12,260)

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except per share data)

	Common stock

					Accumulated
		$0.001	Additional		Other
	Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total

Balance, December 31, 2017	45,939,663	$46	$254,871	$(295,300)	$1,008	$(39,375)
Cumulative adjustment - ASU 2014-09	—	—		1,901	—	1,901
Restricted shares of common stock issued	—	—	—	—	—	—
Deferred tax liability	—	—	(920)			(920)
Issuance of common stock, net of costs	5,941,538	6	4,151	—	—	4,157
Exchange of convertible debt and issuance of warrants	1,000,000	1	12,497			12,498
Stock-based compensation expense	—	—	952	—	—	952
Unrealized loss on available for sale securities	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	124	124
Net loss	—	—	—	(12,355)	—	(12,355)
Balance,March 31, 2018	52,881,201	$53	$271,551	$(305,754)	$1,102	$(33,048)

Balance, December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	107,240	—	107,240
Cancellation of Predecessor common stock and stock-based compensation	(56,547,101)	(55)	(280,694)	—	—	(280,749)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	281,613	(869)	280,744
Common stock issued for settlement of predecessor debt	4,774,093	5	31,000	—	—	31,005
Common stock issued for asset purchase	4,586,875	4	29,784	—	—	29,788
Warrants issued for settlement of predecessor debt	—	—	14,303	—	—	14,303
Warrants issued for asset purchase	—	—	11,841	—	—	11,841
Balance as of January 31, 2019 (Predecessor)	9,360,968	$9	$86,928	$—	$—	$86,937

Balance as of February 1, 2019 (Successor)	9,360,968	9	86,928	—	—	86,937
Stock-based compensation expense	—	—	60	—	—	60
Unrealized loss on available for sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)
Net loss	—	—	—	(10,483)	—	(10,483)
Balance as of March 31, 2019 (Successor)	9,360,968	$9	$86,988	$(10,483)	$(9)	$76,505

Egalet Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
	March 31, 2019	January 31, 2019	March 31, 2018
Operating activities:
Net (loss) income	$(10,483)	$107,240	$(12,354)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,470	204	1,210
Non-cash reorganization items	—	(121,144)	—
Change in fair value of warrant and derivative liability	—	—	(5,125)
Stock-based compensation expense	60	4,125	952
Non-cash interest and amortization of debt discount	954	(9)	496
Accretion of discount on marketable securities	(3)	(5)	(97)
Change in fair value of contingent consideration	200	—	—
Changes in assets and liabilities:
Accounts receivable	(35,802)	3,865	(11,234)
Inventory	10,562	340	955
Prepaid expenses	686	219	439
Right of Use Assets	109	—	—
Other receivables	131	711	2
Deposits and other assets	(476)	1	164
Accounts payable	3,231	103	(19)
Accrued expenses	12,142	5,172	3,995
Other current liabilities	13	—	—
Other liabilities	(194)	—	(44)
Net cash (used in) provided by operating activities	(16,400)	822	(20,660)
Investing activities:
Payments for purchase of property and equipment	(6)	—	(3)
Purchases of investments	—	—	(4,265)
Sales of investments	2,497	—	—
Maturity of investments	2,500	—	23,500
Net cash provided by (used in) investing activities	4,991	—	19,232
Financing activities:
Net proceeds from issuance of common stock	—	—	4,157
Payments on borrowings	—	(19,104)	—
Proceeds from credit agreement	4,775	—	—
Royalty payments in connection with the 13% Notes	—	—	(201)
Net cash provided by (used in) financing activities	4,775	(19,104)	3,956
Effect of foreign currency translation on cash and cash equivalents	(26)	6	61
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,660)	(18,276)	2,589
Cash, cash equivalents and restricted cash at beginning of period	17,447	35,723	31,490
Cash, cash equivalents and restricted cash at end of period	$10,787	$17,447	$34,079

Supplemental disclosures of cash flow information:
Cash interest payments	$—	$—	$5,878
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$—	$12,497

See accompanying notes to unaudited consolidated financial statements.

Egalet Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Interim Financial Statements

The consolidated financial statements of Egalet Corporation and its subsidiaries (“Egalet” or the “Company”) as of March 31, 2019 (Successor) and for the periods from February 1, 2019 through March 31, 2019 (Successor), January 1, 2019 through January 31, 2019 (Predecessor) and the three months ended March 31, 2018 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company’s Consolidated Balance Sheet as of December 31, 2018 (Predecessor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The Company’s consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s 2018 Annual Report on Form 10-K, though, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on January 31, 2019. For additional information, see Note 3- Fresh Start Accounting. The Company’s Consolidated Statements of Operations for the period from February 1, 2019 through March 31, 2019 (Successor) are not necessarily indicative of future financial results.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

Chapter 11 Cases

On October 30, 2018, the Company entered into a definitive asset purchase agreement (The “Purchase Agreement”) to acquire the SOLUMATRIX® products and INDOCIN® products and one development product from Iroko Pharmaceuticals, Inc. and its subsidiaries (collectively, “Iroko”). To facilitate the transactions contemplated by the Purchase Agreement (the “Iroko Products Acquisition”) and to reorganize its financial structure, the Company and its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and a related Joint Plan of Reorganization ( “the Plan”) on October 30, 2018. The Iroko Products Acquisition was consummated, and the Plan became effective, on January 31, 2019.

The Company requested that the Chapter 11 cases (the “Chapter 11 Cases”) be jointly administered for procedural purposes only under the caption “In re Egalet Corporation, et al., Case No. 18-12439”. Upon filing, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company continued ordinary course operations substantially uninterrupted during the Chapter 11 Cases and sought approval from the Bankruptcy Court for relief under certain “first day” motions authorizing the Company to continue to conduct its business in the ordinary course. On January 14, 2019, the Bankruptcy Court entered the Confirmation Order confirming the Plan under Chapter 11 of the Bankruptcy Code. On January 31, 2019 (the “Effective Date”), and substantially concurrent with the consummation of the acquisition of the  Iroko products named below (the “Iroko Products Acquisition”), the Plan became effective.

Organization and Business Overview

The Company is a commercial-stage life sciences company focused on developing and marketing important treatments for patients and healthcare providers. Egalet currently has a portfolio of innovative treatments for different types of pain and inflammation. The Company has seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), INDOCIN® (indomethacin) suppositories, INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  To augment its current product portfolio, the Company is seeking to acquire additional product candidates or approved products to develop and/or market. The Company plans to grow its business through its commercial revenue and potential business development opportunities.

Liquidity and Substantial Doubt in Going Concern

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $10.5 million and working capital of $1.5 million. Even though the Company emerged from bankruptcy, it continues to have significant indebtedness and its ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing its revenue, managing its expenses and complying with the terms of its new debt agreements. Refer to Note 9—Debt for additional details of debt agreements.

These factors, in combination with others described above, resulted in the conclusion that there is substantial doubt about the ability of the Company to continue as a going concern for the one-year period after the date that these financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which resulted in the Company becoming a new entity for financial reporting purposes on February 1, 2019. As a result of the adoption of fresh start accounting, the Company’s unaudited consolidated financial statements subsequent to January 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. See  Note 3 – Fresh Start Accounting  for further details on the impact of fresh start accounting on the Company’s unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 filed on March 29, 2019 with the SEC.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized Company subsequent to January 31, 2019. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, January 31, 2019.

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, new accounting policies are noted below.

Goodwill

Goodwill is calculated as the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets pursuant to ASC 852 Reorganizations. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit.

The Company determined that no events have occurred or circumstances changed during the period from February 1, 2019 through March 31, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of the Company’s reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

Acquisition-related contingent consideration

Pursuant to the Iroko Products Acquisition, the Company has obligations relating to contingent payment consideration for future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million. The Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Company’s Consolidated Statements of Operations. The royalty term commenced on the Effective Date and ends on the tenth anniversary of the Effective Date, January 31, 2029.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (ASC 842). In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842)-Targeted Improvements" (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 using the modified retrospective transition approach as of the effective date, which allows the Company to not adjust the comparative periods presented. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed whether existing or expired contracts contain a lease, the lease classification for existing or expired leases or the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on its financial position because it did not enter into land easement arrangements. The Company has elected, as an accounting policy, to not recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less.

Upon adoption, the Predecessor Company recorded a lease liability of $2.5 million with a corresponding ROU asset of $1.9 million for its operating leases.  The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

3. Fresh Start Accounting

Upon emergence from bankruptcy, the Company adopted fresh start accounting as (i) the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity.

GAAP requires the adoption of fresh start accounting on the later of (i) the Plan confirmation date, or (ii) when all material conditions precedent to the Plan’s becoming effective are resolved, which occurred on January 31, 2019. Accordingly, the Company selected January 31, 2019 as the fresh start reporting date. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

The Bankruptcy Court confirmed the Plan based upon an estimated enterprise value of the Company between $162 million and $200 million, which was estimated using various valuation methods, including (i) comparable public company analysis, a method to estimate the value of a company relative to other publicly traded companies with similar operation and financial characteristics; (ii) discounted cash flow analysis, a calculation of the present value of the future cash flows to be generated by the asset or business based on its projection, and (iii) precedent transaction analysis, a method to estimate the value of a company by examining comparable public merger and acquisition transactions. Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected cash flow projections, the Company concluded the enterprise value, or fair value, was $196.6 million.

The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections that included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the discounted cash flow analysis, which had the most significant effect on our estimated enterprise value, included the following: forecasted revenue, costs and free cash flows through 2023, discount rate of 15.1%. A terminal value of $217.3 million was established, which was determined using a perpetual long-term growth rate of 3%.

The four-column consolidated statement of financial position as of January 31, 2019, included herein, applies effects of the Plan and fresh start accounting to the carrying values and classifications of assets or liabilities. Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to January 31, 2019 are not comparable to those of the Successor Company.

In applying fresh start accounting, the Company followed these principles:

•

The reorganization value, which represents the concluded enterprise value plus excess cash and cash equivalents and non-interesting bearing liabilities of the entity, was allocated to the entity’s reporting units in conformity with ASC 805, Business Combinations. The reorganization value exceeded the sum of the fair value assigned to assets and liabilities. This excess was recorded as Successor Company goodwill as of January 31, 2019.

•	Each asset and liability existing as of the fresh start accounting date, other than deferred taxes, has been stated at the fair value, and determined at appropriate risk adjusted interest rates.
•	Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes.

The following four-column consolidated statement of financial position table identifies the adjustments recorded to the Predecessor Company’s January 31, 2019 Consolidated Balance Sheets as a result of implementing the Plan and applying fresh start accounting:

		Plan Effects		Fresh Start
(in thousands)	Predecessor	Adjustments		Adjustments		Successor
Assets
Current assets
Cash and cash equivalents	$36,785	$(19,738)	(a)	$—		$17,047
Marketable securities, available for sale	4,994	—		—		4,994
Accounts receivable	4,141	—		—		4,141
Inventory	2,299	28,364	(b)	3,175	(h)	33,838
Prepaid expenses and other current assets	2,497	1,446	(b)	—		3,943
Other receivables	133	—		—		133
Total current assets	50,849	10,072		3,175		64,096
Intangible assets, net	4,109	90,106	(b)	29,091	(i)	123,306
Restricted cash	400	—		—		400
Property and equipment, net	1,027	3,047	(b)	—		4,074
Right of use asset, net	1,854	—		—		1,854
Goodwill	—	—		58,747	(j)	58,747
Deposits and other assets	1,676	—		—		1,676
Total assets	$59,915	$103,225		$91,013		$254,153
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	9,839	(1,500)	(a)	—		8,339
Accrued expenses	26,617	20,183	(c)	—		46,800
Deferred revenue	52	—		(52)	(k)	—
Debt - current	—	1,492	(d)	—		1,492
Acquisition-related contingent consideration	—	1,200	(d)	—		1,200
Other current liabilities	1,030	—		—		1,030
Total current liabilities	37,538	21,375		(52)		58,861
Debt - non-current portion, net	—	93,371	(d)	—		93,371
Acquisition-related contingent consideration	—	13,600	(d)	—		13,600
Deferred income tax liabilities	24	—		—		24
Other liabilities	1,463	—		(103)	(k)	1,360
Total liabilities not subject to compromise	39,025	128,346		(155)		167,216

Liabilities subject to compromise	138,884	(138,884)	(e)	—		—

Stockholders’ (deficit) equity:
Common stock	55	(46)	(f)	—		9
Additional paid in capital	276,880	(189,952)	(f)	—		86,928
Other comprehensive income (loss)	866	—		(866)	(l)	—
Accumulated deficit	(395,795)	303,761	(g)	92,034	(l)	—
Total stockholders’ (deficit) equity	(117,994)	113,763		91,168		86,937
Total liabilities and shareholders’ (deficit) equity	$59,915	$103,225		$91,013		$254,153

Effects of Plan Adjustments

a)	Reflects cash distribution of $18.2 million and reimbursement to Iroko for transaction expenses incurred on the acquisition of $1.5 million.
b)	Reflects preliminary purchase accounting for Iroko Products Acquisition. Assets acquired and liabilities assumed are recorded at fair value on the acquisition date.

Iroko Purchase Price Allocation	(in thousands)
Iroko Note	$45,000
Iroko Equity Value in Reorganization	41,630
Fair Value of Contingent Consideration	14,800
Iroko Promissory Note	4,500
Total Iroko Purchase Price	$105,930

Identifiable Assets / (Liabilities)
Inventory	$28,364
Prepaid expenses	1,446
Fixed Assets	3,047
Intangible — Indocin	90,106
Product Liability	(17,033)
Total Iroko Purchase Price	$105,930
Goodwill attributable to Iroko acquisition	$—

c)

Adjustments to accrued expense reflect i) $2.15 million success fees to be paid after the Effective Date upon the completion of the Iroko Products Acquisition and Chapter 11 proceedings, ii) $1.0 million transaction fees to be paid after the Effective Date for expenses Iroko incurred in connection with the acquisition, and iii) $17.03 million product related liabilities such as rebate, coupon payment, etc. assumed from Iroko.

d)

Reflects obligations entered into upon emergence to finance transactions effectuated by the Plan: i) $90.3 million in 13% Notes, net of discount for interest-free period, and a royalty rights agreement giving the right to receive payment equal to 1.5% of net sales on all reorganized entity products, ii) $4.5 million pursuant to the Interim Promissory Note, and iii) $14.8 million in contingent consideration. Specifically, the contingent consideration represents the fair value of future royalty payments due to Iroko in the event Indocin net sales exceed $20.0 million in any fiscal year between the Effective Date and January 31, 2029 (“Indocin Royalty”). The current portion of the 13% Notes, Interim Promissory Note, and Indocin Royalty is $1.1 million, $0.4 million, and $1.2 million, respectively.

e)

The adjustment to liabilities subject to compromise relates to the extinguishment of the former 13% Notes and associated royalty rights, the 5.50% and 6.50% Notes, and rejected contracts. The former 13% Notes were settled with $50.0 million in aggregate principal amount of the 13% Notes newly issued common stock of the Successor Company representing approximately 19.38% of the common stock then outstanding, and $20.0 million in cash equal to the sum of adequate protection payments of $1.8 million and cash distribution of $18.2 million. The 5.50% and 6.50% Notes were settled with newly issued common stock of the Successor Company representing approximately 31.62% of the common stock then outstanding. Contracts rejected in the Chapter 11 cases did not receive any consideration.

f)

Pursuant to the Plan, the Company’s predecessor common stock was cancelled, and new common stock and warrants were issued.  The adjustment eliminated the Predecessor Company’s common stock, additional paid-in capital and recorded the Successor Company’s new $0.001 par value common stock, warrants and additional paid-in capital.  The Company issued 9,360,968 shares of new common stock and additional paid-in capital of $60.8 million and $26.1 million of warrants.  The warrants were valued using the Black Scholes model. Significant assumptions used in determining the fair value of such warrants at issuance include an assumed share price volatility of 60%, a risk-free rate of return of 2.43% with a 5 year term, and marketability discount between 7% and 20% for the lock-up periods.

g)	This adjustment reflects the net effect of the transaction related to the consummation of the Plan on Predecessor’s accumulated deficit. The table below provides a summary of the adjustments:

Liabilities subject to compromise	(in thousands)
13% Senior Secured Debt	$85,438
5.50% Convertible Notes	24,650
6.50% Convertible Notes	23,888
Accrued interest	2,464
Accrued royalty rights ("Existing Senior Secured Royalty Rights")	2,119
Accrued expenses	325
Liabilities subject to compromise	$138,884

Consideration given pursuant to the Plan:
Issuance of warrants	$(14,303)
Issuance of new common stock	(31,004)
Issuance of new Senior Secured Notes	(45,363)
Cash payment	(18,238)
Total consideration given pursuant to the Plan	$(108,908)

Gain on extinguishment of prepetition liabilities	29,976

Other adjustments to accumulated deficit:
Success fees	(2,150)
Reimbursement to Iroko of acquisition expense	(1,000)
Cancellation of Predecessor stock-based compensation expense	(3,814)
Tax related expenses on gain on extinguishment of prepetition liabilities	—
Total other adjustments	(6,964)

Extinguishment of Predecessor Common Stock and Additional-paid-in-capital	280,749
Total adjustments to accumulated deficit:	$303,761

Fresh Start Adjustments

h)

A $3.2 million adjustment was recorded to adjust the Company’s legacy inventory, excluding inventory assumed from Iroko, to fair value.  The Company obtained an independent third-party valuation specialist’s assistance in the determination of the fair values of inventory. The inventory valuation included an analysis of net realizable value of the work in progress inventory and finished goods. Finished goods are valued using the comparative sales method as a function of the estimated selling price less the sum of any cost to complete, costs of disposal, holding costs, and a reasonable profit allowance. Carrying value of raw materials and packaging is assumed to represent a reasonable proxy for fair value.

i)

Reflects fresh start adjustments recorded to adjust intangible assets related to the Company’s legacy products, SPRIX and OXAYDO, to fair value. The Company obtained independent-third party valuation specialist’s assistance in determination of the fair values of intangibles. SPRIX and OXAYDO intellectual property values are valued using the multi period excess earnings method under the income approach. The multi-period excess earnings method measures economic benefit indirectly by calculating the income attributable to an asset after appropriate returns are paid to complementary assets used in conjunction with the subject asset to produce contributory asset charges. Key components of the excess earnings methods include revenue, adjusted operating margin, charges for use of other assets, and discount rate.

j)

Adjustment to record the reorganization value of assets in excess of amounts allocated to identifiable tangible and intangible assets, also referred to as Successor Company goodwill. Estimated business enterprise value is developed for the combined company upon emergence from bankruptcy and therefore allocated to both identified tangible and intangible assets from the Predecessor Company and assumed from acquisition of Iroko.

(in thousands)
Estimated business enterprise value	$196,600
Add: Fair value of liabilities excluded from enterprise value	57,552
Less: Fair value of tangible assets	(72,099)
Less: Fair value of identified intangible assets	(123,306)
Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor company goodwill)	$58,747

Total Successor Goodwill	$58,747

k)	Adjustments to eliminate deferred revenue and related product advance.
l)

The Predecessor Company’s accumulated deficit and accumulated other comprehensive income was eliminated in conjunction with the adoption of fresh start accounting pursuant to ASC 852, Reorganization. The Predecessor Company recognized a $91.2 million gain related to the fresh start accounting adjustments related for revaluation of assets and liabilities as follows:

(in thousands)
Establish Successor goodwill attributable to emergence from Chapter 11	$58,747
Intangible fair value adjustments	29,091
Inventory fair value adjustments	3,175
Deferred revenue and product advance adjustments	155
Gain on fresh start adjustment for revaluation of assets and liabilities	91,168

Eliminate Predecessor Company Other comprehensive income	866
Total adjustment to stockholders' deficit	$92,034

4. Revenue From Contracts with Customers

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component during the period ended March 31, 2019.

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

Disaggregation of Revenue

The following table summarizes revenue by revenue source for the Successor period February 1, 2019 through March 31, 2019 and the Predecessor periods January 1, 2019 through January 31, 2019 and the three months ended March 31, 2018:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018
Product lines
SPRIX Nasal Spray	$3,830	$1,354	$4,814
OXAYDO	673	421	1,260
INDOCIN products	7,499	—	—
SOLUMATRIX products	3,808	—	—
ARYMO ER	—	—	187
Total	$15,810	$1,775	$6,261

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

The following table summarizes activity in each of the net product sales allowance and reserve categories for the Successor period February 1, 2019 through March 31, 2019 and the Predecessor periods January 1, 2019 through January 31, 2019 and the three months ended March 31, 2018:

	Successor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at January 31, 2019	$2,680	$19,330	$3,423	$7,964	$33,397
Allowances for current period sales	11,161	29,602	3,900	1,262	45,925
Credits or payments made for prior period sales	—	(935)	(692)	(76)	(1,703)
Credits or payments made for current period sales	(921)	(23,474)	(1,016)	—	(25,411)
Balances at March 31, 2019	$12,920	$24,523	$5,615	$9,150	$52,208

Total gross product sales					$61,735

Total provision for product sales allowances and accruals as a percentage of total gross sales					74%

	Predecessor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472
Allowances for current period sales	568	6,593	595	28	7,784
Assumed liabilities Iroko Acquisition	2,076	5,791	723	5,944	14,534
Credits or payments made for prior period sales	(361)	(6,380)	(559)	(28)	(7,328)
Credits or payments made for current period sales	(65)	—	—	—	(65)
Balances at January 31, 2019	$2,680	$19,330	$3,423	$7,964	$33,397

Total gross product sales					$9,559

Total provision for product sales allowances and accruals as a percentage of total gross sales					81%

	Predecessor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	2,067	19,541	2,058	277	23,943
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(541)	(6,755)	(797)	—	(8,093)
Credits or payments made for current period sales	(1,333)	(7,979)	(133)	(115)	(9,560)
Balances at March 31, 2018	$788	$12,672	$2,543	$162	$16,165

Total gross product sales					$30,384

Total provision for product sales allowances and accruals as a percentage of total gross sales					79%

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of March 31, 2019 or December 31, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of March 31, 2019 or December 31, 2018.

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

5. Investments

Marketable Securities

The Company owned no marketable securities as of March 31, 2019.

Marketable securities consisted of the following as of December 31, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$4,990	$—	$(2)	$4,988
Total	$4,990	$—	$(2)	$4,988

6. Inventory

Inventory is stated at fair value as of March 31, 2019. Inventory as of December 31, 2018 is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following represents the components of inventory at March 31, 2019 and December 31, 2018:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2019	2018
Raw materials	$2,677	$1,374
Work in process	843	665
Finished goods	19,756	600
Total	$23,276	$2,639

As a result of the Iroko Products Acquisition as of January 31, 2019, the SOLUMATRIX products and the INDOCIN products inventory was acquired and added at its fair value of $28.4 million, with $27.1 million of finished goods inventory and $1.3 million of raw materials inventory.

As a result of fresh start accounting, the Company’s SPRIX Nasal Spray and OXAYDO inventory was adjusted to its fair value as of January 31, 2019. The fair value adjustment totaled $3.2 million, with $2.2 million related to work in process inventory and $1.0 million related to finished goods inventory.

7. Intangible Assets and Goodwill

The following represents the balance of the intangible assets of the Successor Company at March 31, 2019:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$1,300	$(72)	$1,228	2.84
SPRIX Nasal Spray product rights	31,900	(591)	31,309	8.84
INDOCIN product rights	90,106	(1,669)	88,437	8.84
Goodwill	58,747	—	58,747	N/A
Total	$182,053	$(2,332)	$179,721

The following represents the balance of the intangible assets of the Predecessor Company at December 31, 2018

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,623	$(4,330)	$3,293	3.00
SPRIX Nasal Spray product rights	4,831	(3,843)	988	1.00
Total	$12,454	$(8,173)	$4,281

As a result of fresh start accounting, the OXAYDO and SPRIX Nasal Spray product rights and their remaining useful lives were revalued.  The value of the OXAYDO product rights were reduced to $1.3 million and the remaining useful life decreased to 3 years as of January 31, 2019. The SPRIX Nasal Spray product rights were increased to $31.9 million and the remaining useful life increased to 9 years as of January 31, 2019.

As a result of the Iroko Products Acquisition, the Company acquired the product rights to the INDOCIN products.  The fair value of the INDOCIN product rights was determined to be $90.1 million and the remaining useful life to be 9 years as of January 31, 2019.

On January 31, 2019, the Company recognized $58.7 million of goodwill as a result of fresh start accounting adjustments.  See Note 3—Fresh Start Accounting for additional details.

8. Accrued Expenses

Accrued expenses were as follows:

	Successor	Predecessor
(in thousands)	March 31,	December 31,
	2019	2018
Sales allowances	$47,683	$17,174
Professional services	4,490	1,847
Payroll and related	1,684	3,567
Interest	1,036	—
Royalties	601	1,049
Sales and marketing	683	81
Restructuring	621	—
Manufacturing services	14	34
Other	2,113	832
	$58,925	$24,584

9. Debt

Successor Company Debt

The following table summarizes the Successor Company’s debt as of March 31, 2019:

March 31, 2019
(in thousands)
Series A-1 Notes	$50,000
Series A-2 Notes	45,000
Royalty rights obligation	5,778
Credit agreement	5,000
Interim promissory note	4,500
110,278
Unamortized debt discounts	(9,433)
Unamortized deferred financing fees	(253)
Carrying value	100,592
Less: current portion of long-term debt	(2,635)
Net, long-term debt	$97,957

13% Senior Secured Notes Indenture Due 2024

On the Effective Date, the Company issued $95.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the 13% Notes with the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The 13% Notes were issued in two series: (x) $50.0 million of “Series A-1 Notes”, issued pursuant to the Plan to former holders of First Lien Secured Notes Claims (the “former 13% Notes”) and which will be subject to an interest holiday from the Effective Date through November 1, 2019 and (y) $45.0 million of “Series A-2 Notes,” issued to Iroko and certain of its affiliates and which are subject to the rights of set-off and recoupment and related provisions set forth in the Purchase Agreement. On the Effective Date, the Company recorded a discount associated with interest holiday on the Series A-1 Notes of $4.6 million.  The obligations of the Company under the Indenture and the 13% Notes are unconditionally guaranteed on a secured basis by the Guarantors.

Interest on the 13% Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year (each, a “Payment Date”) commencing on May 1, 2019 (subject to the interest holiday referred to above with respect to the Series A-1 Notes). On each Payment Date, the Company will also pay an installment of principal on the 13% Notes in an amount equal to 15% of the aggregate net sales of OXAYDO (oxycodone HCI, USP) tablets for oral use only —CII, SPRIX (ketorolac tromethamine) Nasal Spray, ARYMO ER, Egalet-002, the SOLUMATRIX® products and the INDOCIN products for the two consecutive fiscal quarter period most recently ended, less the amount of interest paid on the 13% Notes on such Payment Date.

The 13% Notes are senior secured obligations of the Company and will be equal in right of payment to all existing and future pari passu indebtedness of the Company, will be senior in right of payment to all existing and future subordinated indebtedness of the Company, will have the benefit of a security interest in the 13% Notes collateral and will be junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred from time to time in accordance with the Indenture. The stated maturity date of the 13% Notes is January 31, 2024. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales events (each, as defined in the Indenture), holders of the 13% Notes may require the Company to repurchase for cash all or part of their 13% Notes at a repurchase price equal to 101% of the principal amount of the 13% Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company may redeem the 13% Notes at its option, in whole or in part from time to time, prior to January 31, 2020, at a redemption price equal to 100% of the principal amount of the 13% Notes being redeemed, plus accrued and unpaid interest, if any, through the redemption date, plus a make-whole premium computed using a discount rate equal to the treasury rate in respect of such redemption date plus 1%. The Company may redeem the 13% Notes at its option, in whole or in part from time to time, on or after January 31, 2020, at a redemption price equal to: (i) from and including January 31, 2020 to and including January 30, 2021, 103% of the principal amount of the 13% Notes to be redeemed and (ii) from and including January 31, 2021 and thereafter, 100% of the principal amount of the 13% Notes to be redeemed, in each case, plus accrued and unpaid interest to the redemption date. In addition, prior to January 31, 2020, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the 13% Notes with the proceeds of one or more public or private equity offerings at a redemption price equal to 113.50% of the aggregate principal amount of the 13% Notes to be redeemed, plus accrued and unpaid interest to the date of redemption in accordance with the Indenture; provided that at least 65% of the aggregate principal amount of 13% Notes issued under the Indenture remains outstanding immediately after each such redemption and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering.  No sinking fund is provided for the 13% Notes, which means that the Company is not required to periodically redeem or retire the 13% Notes.

Pursuant to the Indenture, the Company and its restricted subsidiaries must also comply with certain affirmative covenants, such as furnishing financial statements to the holders of the 13% Notes, and negative covenants, including limitations on the following: the incurrence of debt; the issuance of preferred and/or disqualified stock; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; the merger, amalgamation or consolidation involving the Company; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.  In addition, commencing December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the Notes divided by 9.5 and (2) $7.5 million.

The Indenture governing the 13% Notes contains customary events of default with respect to the 13% Notes (including the Company’s failure to make any payment of principal or interest on the 13% Notes when due and payable or the Company’s failure to comply with the minimum consolidated liquidity covenant described above), and upon certain events of default occurring and continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 13% Notes by notice to the Company and the Trustee, may (subject to the provisions of the Indenture) declare 100% of the principal of and accrued and unpaid interest, if any, on all the 13% Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, as well as the then-applicable optional redemption premium under the Indenture, will be due and payable immediately. In the case of certain events of bankruptcy, insolvency or reorganization involving the Company or a Restricted Subsidiary (as defined in the Indenture), the Notes will automatically become due and payable. With respect to any event of default due to the Company’s non-compliance with the minimum liquidity covenant, the Company may, within ten business days, cure such default through the issuance of equity securities, subordinated debt securities or certain other capital contributions.

Preemptive Rights Agreements

On the Effective Date, the Company entered into preemptive rights agreements (the “Preemptive Rights Agreements”) with certain of the holders of the former 13% Notes. The Preemptive Rights Agreements provide for customary preemptive rights in favor of the parties thereto with respect to certain future issuances of debt or equity securities by the Company, subject to certain exceptions, for so long as such party continues to hold at least 2.5% of the outstanding shares of the Company’s common stock.

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

Royalty Rights Obligation

In connection with 13% Notes, the Company entered into royalty rights agreements (the “Royalty Rights”) with each of the holders of the 13% Notes pursuant to which the Company will pay the holders of the 13% Notes aggregate 1.5% royalty on Net Sales (as defined in the Indenture) from the Effective Date through December 31, 2022.

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $5.5 million as of March 31, 2019, which are classified as current and non-current debt in the Company’s Consolidated Balance Sheets.

The accounting for the 13% Notes requires the Company to make certain estimates and assumptions about the future net sales. The estimates of the magnitude and timing of net sales are subject to significant variability due to the extended time period associated with the financing transaction, and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change, which may result in future adjustments to the portion of the debt that is classified as a current liability, the amortization of debt issuance costs and discount as well as the accretion of the interest expense. Any such adjustments could be material.  On the Effective Date, the fair value of the Royalty Rights obligation associated with net product sales was estimated to be approximately $5.7 million using a probability-weighted present value analysis.  On the Effective Date, the Royalty Rights obligation was recorded with an offsetting discount recognized on the 13% Notes.

Credit Agreement

On March 20, 2019, (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities as administrative agent and collateral agent (in such capacities, the “Agent”) and certain funds managed by Highbridge Capital Management, LLC, as lenders (collectively, the “Lenders”), which Credit Agreement consists of a $20.0 million revolving line of credit. The Company drew $5.0 million on the Closing Date and must maintain at least 25% of the commitment amount outstanding at all times. The Company will use the proceeds of the loans under the Credit Agreement for working capital purposes and to pay costs and expenses incurred by the Credit Agreement and related transactions. This arrangement will be recognized as a related party transaction as the Lenders are holders of a portion of the Company’s 13% Notes that were issued on January 31, 2019.

Advances under the Credit Agreement bear interest at the Company’s option at either the LIBOR Rate (as defined in the Credit Agreement) plus 5.00% or the Base Rate (as defined in the Credit Agreement) plus 4.00%. The Credit Agreement matures on March 20, 2022.

The obligations of the Company under the Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company’s wholly-owned subsidiaries, Egalet US Inc. and Egalet Ltd. (collectively, the “Guarantors”). As security for the Company’s obligations under the Credit Agreement, the Company and the Guarantors have granted to the Agent, for the benefit of the Lenders and other secured parties, a first priority lien on substantially all of their tangible and intangible personal property (other than certain specified excluded assets), including proceeds and accounts related to this property and the capital stock of the Guarantors, pursuant to the terms of that certain Collateral Agreement, dated as of the Closing Date (the “Collateral Agreement”), among the Company and the Guarantors in favor of the Agent for the benefit of the Lenders and other secured parties. The Credit Agreement will (i) be equal in right of payment to all existing and future pari passu indebtedness of the Company, (ii) be senior in right of payment to the obligations of the Company pursuant to that certain Indenture, dated as of January 31, 2019 (the “Indenture”), among the

Company, the Guarantors and U.S. Bank National Association, as trustee and collateral agent, and (iii) be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Company may terminate the commitments under the Credit Agreement at its option, in whole or in part from time to time, subject to a termination fee equal to (x) 1.0% from the Closing Date through March 20, 2020 and (y) 0.50% from March 20, 2020 through March 20, 2021.

Pursuant to the Credit Agreement, the Company and its subsidiaries must also comply with certain customary affirmative covenants, such as furnishing financial statements to the Lenders, and negative covenants, including limitations on the following: incurring debt; issuing preferred and/or disqualified stock; paying dividends, repurchasing shares and, under certain conditions, making certain other restricted payments; prepaying, redeeming or purchasing subordinated debt; conducting a merger or consolidation involving the Company; engaging in certain transactions with affiliates; disposing of assets under certain circumstances; and making certain investments, in each case, other than those permitted by the Credit Agreement. In addition, commencing with the fiscal quarter ending on December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the senior secured notes issued pursuant to the Indenture divided by 9.5 and (2) $7,500,000.

The Credit Agreement contains customary events of default (including the Company’s failure to make any payment of principal or interest when due and payable, the failure to comply with the minimum consolidated liquidity covenant or other covenants described above, or upon a Change of Control (as defined in the Credit Agreement)), and, upon such events of default occurring and continuing, the Lenders may accelerate the loans.  In the event of certain events of bankruptcy, insolvency or reorganization involving the Company or its subsidiaries, the obligations under the Credit Agreement will automatically become due and payable. With respect to any event of default due to the Company’s non-compliance with the minimum liquidity covenant (described above), the Company may, within ten business days, cure such default through the issuance of equity securities, subordinated debt securities or certain other capital contributions.

On the Closing Date and in connection with its entry into of the Credit Agreement, the Company and the Guarantors entered into the Collateral Agreement, which granted a first priority lien on substantially all of the Company’s and the Guarantors’ assets, in each case subject to certain existing liens and other exclusions.

Interim Promissory Note

On the Effective Date, pursuant to the Purchase Agreement, the Company issued a $4.5 million promissory note to an affiliate of Iroko in respect of certain inventory purchases by Iroko as a part of the Iroko Products Acquisition (the “Interim Promissory Note”). The Interim Promissory Note bears interest at a rate of 8% per annum (payable by way of increasing the principal amount of the Interim Promissory Note on each interest payment date) and matures on July 31, 2020.

At March 31, 2019, unamortized discounts and deferred financing fees on debt consist of the following:

		Deferred
(in thousands)	Discounts	Financing Fees
Series A-1 Notes, interest holiday	$4,008	$—
13% Notes, Royalty Rights Obligation	5,227	—
Credit agreement	198	253
	$9,433	$253

The following table sets forth the Company’s estimated future principal payments as of March 31, 2019, and excludes payments to be made under the Royalty Rights Obligation, which are included in the carrying value of the Company’s current and non-current debt on the Company’s Consolidated Balance Sheet at March 31, 2019:

(in thousands)
Remainder of 2019	$217
2020	6,672
2021	4,632
2022	12,050
2023	9,897
2024	71,092

Predecessor Company Debt

Former 13% Senior Secured Notes

In August 2016 and January 2017, the Company issued a total of $80.0 million aggregate principal amount of the 13% Notes (the “former 13% Notes”). The former 13% Notes were sold only to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The former 13% Notes were senior secured obligations of the Company and equal in right of payment to all existing and future pari passu indebtedness of the Company (including the 5.50% Notes), were senior in right of payment to all existing and future subordinated indebtedness of the Company, had the benefit of a security interest in the Notes collateral and are junior in lien priority in respect of any collateral that secures any first priority lien obligations incurred, which includes intellectual property, from time to time in accordance with the indenture governing the former 13% Notes.

On the Effective Date, in addition to the cash settlement of $20.0 million, the outstanding 13% Notes were converted into the number of shares of common stock of the Company (or Warrants) representing, in the aggregate, 19.4% of the shares outstanding as of the Effective Date and the issuance of the Series A-1 Notes of $50.0 million.  As of December 31, 2018, a total of $80.0 million in principal amount of the former 13% Notes remained outstanding. Refer to Note 3 – Fresh Start Accounting for further details.

Former 5.50% Convertible Senior Notes

In April and May 2015, the Company issued through a private placement $61.0 million in aggregate principal amount of the 5.50%  Convertible Senior Notes (the “5.50% Notes”).

The 5.50% Notes were general, unsecured and unsubordinated obligations of the Company and ranked senior in right of payment to all of the Company’s indebtedness that was expressly subordinated in right of payment to the 5.50% Notes.  The 5.50% Notes were effectively subordinated to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

On the Effective Date, the outstanding 5.50% Notes were cancelled and the 5.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 16.1 % of the shares of common stock outstanding as of the Effective Date.  As of March 31, 2019, the 5.50% Notes were no longer outstanding. As of December 31, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remained outstanding.  Refer to Note 3 – Fresh Start Accounting for further details.

Former 6.50% Convertible Notes

In December 2017, the Company entered into exchange agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of the Company’s 5.50% Notes pursuant to which the Holders agreed to exchange, in the aggregate, approximately $36.4 million of outstanding principal amount of the 5.50% Notes for, in the aggregate, (i)

approximately $23.9 million of 6.50% Convertible Senior Notes due 2024 (the “6.50% Notes”) issued by the Company, (ii) a warrant exercisable for 3,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share and (iii) payments, in cash, of all accrued but unpaid interest as of the closing on the 5.50% Notes exchanged in the transaction (the “Exchange”).  At the closing of the Exchange, 2,500,000 warrants were exercised.  The remaining 1,000,000 warrants were exercised in January 2018.

On the Effective Date, the outstanding 6.50% Notes were cancelled and the 6.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 15.5% of the shares of common stock outstanding as of the Effective Date.  As of March 31, 2019, the 6.50% Notes were no longer outstanding.  As of December 31, 2018, a total of $23.9 million in principal amount of the 6.50% Notes remained outstanding. Refer to Note 3 – Fresh Start Accounting for further details.

10. Leases

The Company leases office space, vehicles and office equipment under operating lease arrangements. The leases have initial lease terms ranging from one to five years. Certain of the Company’s leases contain renewal options to extend the lease, which if the Company determined it is reasonably certain to exercise, that renewal option would be included in the total lease term.

The Company accounts for its leases in accordance with ASC 842. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the Company the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the Company has the right to control the use of the identified asset and to obtain substantially all of the economic benefits from using the underlying asset.

Right-of-use assets represent the Company’s right to control the use of an explicitly or implicitly identified fixed asset for a period of time and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases where the Company is the lessee are included in ROU assets, Other current liabilities and Other long-term liabilities on the Company’s consolidated balance sheets. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determined the incremental borrowing rate (“IBR”) it uses to present value the unpaid lease payments, the lease term and lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its IBR. The Company’s leases do not provide an implicit rate, therefore, management uses its IBR based on the information available at commencement date in determining the present value of lease payments.

.

The lease term for all of the Company’s leases includes the noncancelable period of the lease. Lease payments included in the measurement of the lease asset or liabilities comprised of fixed payments. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company recognizes lease expense associated with its short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments are presented in the Company’s consolidated statements of operations in the same line item as expense arising from fixed lease payments for operating leases.

The components of lease expense were as follows:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018

Operating lease expense:
Fixed lease cost	$139	$69	$—
Variable lease cost	—	—	—
Short-term lease cost	—	—	—
Total operating lease expense	$139	$69	$—

Supplemental balance sheet information related to leases was as follows:

		Successor
(in thousands)	Location in Balance Sheet	As of March 31, 2019
Operating leases
Operating lease ROU asset	ROU asset - operating lease	$1,745

Current operating lease liabilities	Other current liabilities	1,043
Non-current operating lease liabilities	Other liabilities	1,165
Total operating lease liability		$2,208

Supplement lease term and discount rate information related to leases was as follows:

	Successor
	As of March 31, 2019
Weighted-average remaining lease terms

Weighted-average remaining lease term	2.54	years

Weighted-average discount rate	8.0%

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$—	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,478	$—

Future minimum lease payments under noncancelable leases as of March 31, 2019 were as follows:

(in thousands)
2019 (excludes the three months ended March 31, 2019)	$953
2020	809
2021	555
2022	93
2023	—
Thereafter	—
Total lease payments	2,410
Less: Imputed interest	(202)
Total minimum lease payments	$2,208

11. Stockholders’ Equity

Successor

Preferred Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with a par values of $0.001 per share. As of March 31, 2019, there were no preferred shares outstanding.

Common Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2019, there were 9,360,968 shares issued and outstanding. Outstanding shares were issued to holders of Predecessor first lien obligations and convertible notes claims of 4,774,093 shares and Iroko and its affiliates of 4,586,875 shares.

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

Stockholders’ Agreement

On the Effective Date, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Iroko and certain of its affiliates. Pursuant to the Stockholders’ Agreement, Iroko and the other stockholder parties have agreed to a customary lock-up with respect to their shares of common stock for a period of 90 days following the Effective Date and a customary standstill provision for a period of 24 months following the Effective Date, in each case, subject to certain exceptions. In addition, pursuant to the Stockholders’ Agreement, the stockholder parties are entitled to designate two nominees to the Company’s board of directors for so long as such entities hold 25% of the equity consideration received on the Effective Date. The Stockholders’ Agreement also provides for customary preemptive rights in favor of the stockholder parties with respect to future issuance of equity securities by the Company, subject to certain exceptions.

Warrant Agreements

On the Effective Date, the Company entered into warrant agreements (the “Warrant Agreements”) with Iroko, certain of Iroko’s affiliates and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to the Purchase Agreement or in satisfaction of certain claims pursuant to the Plan. Pursuant to the Warrant Agreements, the Company issued warrants to purchase up to an aggregate of 4,972,365 shares of the Company’s common stock. The warrants are exercisable at any time at an exercise price of $0.001 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months.  All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

Predecessor

In connection with the Company’s Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were cancelled, including common stock and equity-based awards.

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

12. Fair Value Measurements

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

Cash equivalents - Cash equivalents primarily consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Acquisition-related contingent consideration - As of March 31, 2019, the Company had obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. Pursuant to the Iroko Products Acquisition, the Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$76	$—	$—	$76
Total assets	$76	$—	$—	$76

Liabilities
Acquisition-related contingent consideration	$—	$—	$15,000	$15,000
Total liabilities	$—	$—	$15,000	$15,000

(in thousands)	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$22,996	$—	$—	$22,996
Marketable securities, available-for-sale	—	4,988	—	4,988
Total assets	$22,996	$4,988	$—	$27,984

13. Net (Loss) Income Per Common Share

On the Effective Date the Predecessor Company's equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 5.50% and 6.50% Convertible Notes were cancelled. See Note 11 – Stockholders' Equity and Note 16 – Reorganization Items for further details.

Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. 4,972,364 shares of common stock issuable upon the exercise of warrants “penny warrants” are included in the number of outstanding shares used for the computation of basic and diluted loss per share.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods indicated:

	Successor	Predecessor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three Months
	through	through	Ended
(in thousands, except share and per share data)	March 31, 2019	January 31, 2019	March 31, 2018

Basic and diluted net income (loss) per common share calculation:
Net (loss) income per share of common stock—basic and diluted	$(10,483)	$107,240	$(12,354)
Weighted average common stock outstanding	14,333,332	56,547,101	47,303,659
Net (loss) income per share of common stock—basic and diluted	$(0.73)	$1.90	$(0.26)

14. Stock-Based Compensation

Successor

2019 Stock-Based Incentive Compensation Plan

In March 2019, the Company adopted its 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”) for the benefit of employees, non-employee directors and consultants of the Company and its subsidiaries and affiliates.  The 2019 Stock Plan is designed to attract and retain valued employees, consultants and non-employee directors by offering them a greater stake in the Company’s success and a closer identity with it, and to encourage ownership of the Company’s stock by such persons.  Under the 2019 Stock Plan, 2,150,000 shares of the Company’s common stock are reserved for issuance, including 1,433,333 shares reserved for grants to executives and 716,667 shares reserved for persons other than executives, subject to equitable adjustment based on the effect of certain corporate transactions.  The Stock Plan will be administered by the Compensation Committee of the Board (the “Compensation Committee”).  In the discretion of the committee, the right of a 2019 Stock Plan participant to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to performance goals as may be specified by the committee.  Awards granted to executives that are forfeited or otherwise terminate will once again be available for issuance to executives under the 2019 Stock Plan.  Similarly, awards granted to persons other than executives that are forfeited or otherwise terminate will once again be available for issuance to persons who are not executives under the Stock Plan.  Any award granted under the 2019 Stock Plan, including a common stock award, will be subject to mandatory repayment by the participant to the Company pursuant to the terms of any “clawback” or recoupment policy that is directly applicable to the 2019 Stock Plan and set forth in an award agreement or as required by applicable law.

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

On March 26, 2019, the Compensation Committee of the Company granted 511,000 time-based RSUs and 509,000 performance-based RSUs to certain executive officers of the Company.  367,000 of the time-based RSUs vest ratably over three years. 144,000 of the time-based RSUs vest 100% on the first anniversary of the date of grant.   367,000 of the performance-based RSUs are eligible to vest as follows: a maximum of 50% are eligible to vest on each of March 1, 2020 and March 1, 2021 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained  — ratably, between 75% and 100% attainment).   142,000 of the performance-based RSUs are scheduled to vest as follows: a maximum of 100% are eligible to vest on March 1, 2020 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained - ratably, between 75% and 100% attainment).

The Company used the Black-Scholes model to estimate the compensation cost for the March 2019 Grant.  The Company recognized stock-based compensation expense of $60,000 in the Successor period February 1, 2019 through March 31, 2019.

As of March 31, 2019, there was $6.1 million of total unrecognized stock-based compensation expense, related to restricted stock units under the 2019 Plan.

Time-Based Restricted Stock Unit Award Agreement

Time-based restricted stock units granted under the 2019 Stock Plan will be awarded pursuant to a time-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of time-based Restricted Stock Unit Award Agreement (the “Time RSU Agreement”).  The Time RSU Agreement provides for grants of restricted stock units (“RSUs”), with two potential vesting schedules: (i) 1/3 of the RSUs vesting on each of the first three anniversaries of the date of grant; and (ii) 100% of the RSUs vesting on the first anniversary of the date of grant, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested time-based RSUs will vest and be settled immediately prior to the change of control.  Participants holding time-based RSUs will be entitled to receive the benefit of any dividends paid on shares in the form of additional RSUs, the number of which will be determined by a formula set forth in the Time RSU Agreement.

Performance-Based Restricted Stock Unit Award Agreement

Performance-based RSUs granted under the 2019 Stock Plan will be awarded pursuant to a performance-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of performance-based Restricted Stock Unit Award Agreement (the “Performance RSU Agreement”). The Performance RSU Agreement provides for grants of RSUs, which only vest if the Company achieves at least 75% of its 2019 Corporate Goals, as set by the Board in March 2019, with the exact number of performance-based RSUs vesting pro-rated based on the level of achievement between 75% and 100%.  2019 Corporate Goals include financial performance, business development goals and other corporate metrics.  Assuming those parameters are satisfied, the performance-based RSUs have two potential issuance schedules: (i) one with 50% of the performance-based RSUs eligible for issuance on each of March 1, 2020 and March 1, 2021 and (ii) one with 100% of the performance-based RSUs eligible for issuance on March 1, 2020, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested performance-based RSUs will vest and be settled immediately prior to the change of control. Participants holding performance-based RSUs will be entitled to receive the benefit of any dividends paid on shares in the form of additional restricted stock units, the number of which will be determined by a formula set forth in the Performance RSU Agreement.

Shares Available for Future Grant Under Equity Compensation Plans

As of March 31, 2019, the Company has reserved the following shares to be granted under its 2019 Stock Plan:

Shares initially reserved under the 2019 Plan	2,150,000
Time-based restricted stock units granted under the 2019 Plan	(511,000)
Performance-based restricted stock units granted under the 2019 Plan	(509,000)
Remaining shares available for future grant	1,130,000

Predecessor

The Predecessor Company’s common stock was cancelled and new common stock was issued on the Effective Date.  Accordingly, the Predecessor Company’s then existing stock-based compensation awards were also cancelled, which resulted in the recognition of any previously unamortized expense on the date of cancellation.  Stock-based compensation for the Successor and Predecessor periods are not comparable.

The Predecessor Company had granted stock-based awards that were cancelled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized stock-based compensation expense and recorded $4.1 million of compensation expense in the period from January 1, 2019 to January 31, 2019.

15. Restructuring and Other Charges

The following table presents a summary of the Company’s restructuring and other charges for the Successor period February 1, 2019 through March 31, 2019 and the Predecessor periods January 1, 2019 through January 31, 2019 and the three months ended March 31, 2018:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018

Severance	$—	$776	$—
Professional fees	—	23	—
Total restructuring and other costs	$—	$799	$—

Restructuring and other charges for the Predecessor period January 1, 2019 through January 31, 2019 primarily reflect severance costs related to the closure of the Denmark facility.

16. Reorganization items

The Company incurred reorganization items of $606,000 subsequent to the bankruptcy filing in the Successor period February 1, 2019 through March 31, 2019 and a gain of $115.2 million in the Predecessor period January 1, 2019 through January 31, 2019 related to its Chapter 11 filing. See Note 3—Fresh Start Accounting for further details.

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018

Professional fees	$—	$2,612	$—
Iroko acquisition related fees	—	2,138	—
Legal fees	—	713	—
Other reorganization expenses	—	473	—
Bankruptcy fees	606	42	—
Gain on extinguishment of debt	—	(29,976)	—
Revaluation of assets and liabilities	—	(91,171)	—
Total reorganization items	$606	$(115,169)	$—

17. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officer Robert S. Radie and former officers Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against us was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

On May 1, 2019, the Company was served in a lawsuit entitled International Brotherhood of Electrical Workers Local 728 Family Healthcare Plan v. Allergan, PLC, et al., which was filed in the Philadelphia County Court of Common Pleas on March 29, 2019 in which the Company was named as a defendant.  In the lawsuit, plaintiff alleges that the Company, along with numerous other named defendants, manufactured, promoted, sold and distributed branded and generic opioid pharmaceutical products in the Commonwealth of Pennsylvania, State of Florida and the City of Philadelphia.  Plaintiffs assert that the defendants’ conduct has exacted a financial burden on the plaintiff which has unnecessarily spent considerably more on costs directly attributable to opioid use and over-use in the Commonwealth of Pennsylvania and City of Philadelphia.   The Company disputes the allegations made in this lawsuit and intends to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

In January 2017, Lupin Pharmaceuticals, Inc. and Lupin Limited (together “Lupin”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Lupin had submitted an Abbreviated New Drug Application (“ANDA”) to United States Food and Drug Administration (“FDA”) requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam). In the notice, Lupin alleges that U.S. Patent No. 9,526,734 covering meloxicam is invalid as obvious and that Lupin’s generic product will not infringe any claim of the patent. On February 10, 2017, Plaintiffs iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Maryland alleging infringement of U.S. Patent No. 9,526,734 by Lupin under 35 U.S.C. sections 271(e)(2) and 271(a)-(b).  On

June 5, 2017, Lupin sent a second notice alleging that U.S. Patent No. 9,649,318 was invalid and not infringed. Plaintiffs filed an amended complaint alleging infringement of U.S. Patent Nos. 9,526,734 and 9,649,318 by the Lupin defendants under 35 U.S.C. sections 271(e)(2) and 271(a)-(b) on July 7, 2017.  On February 1, 2018, the district court granted Lupin’s motion for summary judgment on non-infringement and dismissed Plaintiffs’ amended complaint.  Plaintiffs filed a timely notice of appeal to the United States Court of Appeals for the Federal Circuit and filed their opening brief on July 13, 2018.  Lupin filed its answering brief on October 22, 2018 and Plaintiffs filed their reply brief on January 4, 2019.  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet has been substituted for Iroko as a Plaintiff in this matter.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

In March 2018, Novitium Pharma LLC (“Novitium”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Novitium had submitted an ANDA to FDA requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam).  In the notice, Novitium alleges that its generic product will not infringe any claim of U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318.  On April 20, 2018, Plaintiffs iCeutica Pty Ltd and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Delaware alleging infringement of United States Patent Nos. 9,526,734, 9,649,318, and 9,808,468 by Novitium under 35 U.S.C. sections 271(e)(2) and 271(a)-(c).  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet has been substituted for Iroko as a Plaintiff in this matter.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On October 30, 2018, the Company filed the Bankruptcy Petitions in the U. S. Bankruptcy Court for the District of Delaware.  The Company requested that the Chapter 11 cases (the “Chapter 11 Cases”) be jointly administered for procedural purposes only under the caption In re Egalet Corporation, et al., Case No. 18-12439. Upon filing, the Company intended to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company continued ordinary course operations substantially uninterrupted during the Chapter 11 Cases and sought approval from the Bankruptcy Court for relief under certain “first day” motions authorizing the Debtors to continue to conduct its business in the ordinary course. On January 14, 2019, the Court entered the Confirmation Order confirming the Plan under Chapter 11 of the Bankruptcy Code. On the Effective Date, and substantially concurrent with the consummation of the Iroko Products Acquisition, the Plan became effective.  On March 26, 2019, the Bankruptcy Court issued a final decree closing the Chapter 11 Cases.

18. Acquisitions and License and Collaboration Agreements

Purchase Agreement with Iroko

On October 30, 2018, the Company entered into the Purchase Agreement with Iroko pursuant to which, upon the terms and subject to the conditions set forth therein, the Company acquired certain assets and rights of Iroko, referred to in the Purchase Agreement as the “Transferred Assets,” and assumed certain liabilities of Iroko, referred to in the Purchase Agreement as the “Assumed Liabilities,” including assets related to Iroko’s marketed products, the SOLUMATRIX products under the iCeutica License Agreement and the INDOCIN products. The Iroko Products Acquisition was completed on January 31, 2019.

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

Pursuant to the iCeutica License, iCeutica granted to the Company (as the assignee of Iroko) a sole and exclusive, world-wide right and license under certain iCeutica intellectual property to make, use, sell, offer and import certain products made from the compounds indomethacin, diclofenac, naproxen and meloxicam.  In consideration of the grant of the iCeutica License, the Company is obligated to pay to iCeutica a mid-single digit royalty on all Net Sales of any licensed products, including pro rata portions of any combination products that include a licensed product.

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

Iroko Royalty Arrangement

Pursuant to the Purchase Agreement, on the Effective Date, the Company is also obligated to pay to Iroko a 5% royalty payment on Net Sales of TIVORBEX, ZORVOLEX and the development product acquired on a quarterly basis.

Collaboration and License Agreement with Acura

In January 2015, the Company entered into the OXAYDO License Agreement with Acura to commercialize OXAYDO tablets containing Acura’s Aversion Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the United States. in 5 mg and 7.5 mg strengths, but was not actively marketed at the time of the OXAYDO License Agreement. Under the terms of the OXAYDO License Agreement, Acura transferred the approved New Drug Application (“NDA”) for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide in all strengths.

Under the OXAYDO License Agreement, Acura will be entitled to a one-time $12.5 million milestone payment when OXAYDO net sales reach a level of $150.0 million in a calendar year.

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

Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Purchase Agreement with Luitpold (the “SPRIX Purchase Agreement”), pursuant to which, the Company acquired certain assets and liabilities associated with SPRIX Nasal Spray, the Company was assigned an exclusive license with Recordati Ireland Ltd. (“Recordati”) for intranasal formulations of ketorolac tromethamine (the “Licensed Product”), the active ingredient in SPRIX Nasal Spray.  The Company is required to pay a fixed, single-digit royalty to Recordati on net sales of the Licensed Product.  The exclusive term of the license agreement expires, on a country-by-country basis, on the later of the final expiration of any patent right in such country that contains a valid claim covering the Licensed Product, or ten years from the date of the first commercial sale of the Licensed Product in such country, and thereafter the Company will retain a non-exclusive, perpetual license in such country. In addition, during the exclusivity period with respect to the United States, Canada and Latin America, the royalty payable to Recordati is decreased if no patent containing a valid claim is in force in the country at the time of sale.  SPRIX Nasal Spray is currently sold in the United States and the patent expired in December 2018 and the first commercial sale of SPRIX Nasal Spray in the United States occurred in May 2011.

19. Income Taxes

The Company had a deferred tax liability of $24,000 as of March 31, 2019 and March 31, 2018, respectively. The Company maintains a full valuation allowance against all net deferred tax assets for federal and foreign purposes except for the net deferred tax liability as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the SEC.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: anticipated benefits of the Iroko acquisition and the impact of the Iroko acquisition on our earnings, capital structure, strategic plan and results of operations; our ability to continue as a going concern; the impact of our bankruptcy on our business going forward, including with regard to relationships with vendors and customers, employee attrition, and the costs and expenses resulting from our bankruptcy; the trading price of our common stock and the liquidity of the trading market with respect thereto; our ability to satisfy Nasdaq initial listing requirements; our ability to recruit or retain key scientific or management personnel or to retain our executive officers; our ability to obtain and maintain regulatory approval of our products and the labeling claims that we believe are necessary or desirable for successful commercialization of our products; the impact of strengthening any of the labels for our products; our ability to maintain the intellectual property position of our products; our ability to operate our business without infringing the intellectual property rights of others; our ability to identify and reliance upon qualified third parties to manufacture our products; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; our ability to commercialize our products, and to do so successfully; the rate and degree of receptivity in the marketplace and among physicians to our products; the costs of commercialization activities, including marketing, sales and distribution; the size and growth potential of the markets for our products, and our ability to service those markets; our ability to obtain reimbursement and third-party payor contracts for our products; the impact of commercial access wins on patient access to our products; the entry of any generic products for SPRIX Nasal Spray or our other products; any delay in or inability to reformulate SPRIX Nasal Spray; our ability to find and hire qualified sales professionals; the success of products that compete with our products that are or become available; the regulatory environment and recently enacted and future legislation and regulations regarding the healthcare system, including relating to social concerns about limiting the use of opioids; the outcome of any litigation in which we are or may be involved; our ability to integrate and grow any businesses or products that it may acquire; and general market conditions.

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K (which are incorporated herein by reference) and our other filings with the SEC for a discussion of additional important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included herein or that may be made elsewhere from time to time by, or on behalf of, us.  Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our Current Business

We are a commercial-stage life sciences company focused on developing and marketing treatments for patients and healthcare providers. Egalet currently has a portfolio of innovative treatments for different types of pain and inflammation. We have seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray,

ZORVOLEX®  (diclofenac), VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), INDOCIN® (indomethacin) suppositories, INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII. To augment our current product portfolio, we are seeking to acquire additional product candidates or approved products.

Since we acquired and licensed SPRIX Nasal Spray and OXAYDO, respectively, we have built a fully scaled commercial organization focused on educating providers taking care of individuals with pain and inflammation. As the market demonstrated a greater appetite for non-narcotics, we increased our focus on the promotion of our NSAID SPRIX Nasal Spray. We acquired the Iroko products not only because they are NSAIDs, but because they can be promoted with our existing salesforce with little additional expense. Prior to our acquisition of the five Iroko products, we had over 80 territories focused on similar targets. We added additional geographies where the Iroko products had been previously marketed. With our dedicated employee sales force, we can cover 99 percent of existing SPRIX targets and 98 percent of existing ZORVOLEX targets. Our 87 sales representatives promote our products to approximately 8,000 healthcare providers in the United States. We believe that our focused targeting, sales force execution, proper brand positioning, message delivery and education, as well as our focus on ensuring proper product access to patients who require our therapies, will help us achieve our promotional goals. As part of our commercial strategy, we are working to enhance patient access to our products where possible through minimizing co-pays, increasing availability of our products in pharmacies and, in some cases, providing more access to product samples. We believe we can significantly increase our potential annual revenue for approximately the same operating expense.

While our current focus is on our commercial products, we are seeking to acquire product candidates or approved products that we can develop and/or market. We plan to grow our business through our commercial revenue and potential business development opportunities.

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 filed on March 29, 2019, other than as noted below.

Goodwill

Goodwill is calculated as the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets pursuant to ASC 852 Reorganizations. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit.

We determined that no events have occurred or circumstances changed during the period from February 1, 2019 through March 31, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of our reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

Acquisition-related contingent consideration

Pursuant to the Iroko Products Acquisition, we have obligations relating to contingent payment consideration for future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million. We recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in our Consolidated Statements of Operations. The royalty term commenced on the Effective Date and ends on the tenth anniversary of the Effective Date, January 31, 2029.

Results of Operations

Comparison of the period from February 1, 2019 through March 31, 2019 and the period from January 1, 2019 through January 31, 2019 to the three months ended March 31, 2018

	Successor	Predecessor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three Months
	through	through	Ended
(in thousands)	March 31, 2019	January 31, 2019	March 31, 2018	Change
Revenue
Net product sales	$15,810	$1,775	$6,261	$11,324
Total revenue	15,810	1,775	6,261	11,324

Costs and Expenses
Cost of sales (excluding amortization of product rights)	12,461	554	2,216	10,799
Amortization of product rights	2,332	171	537	1,966
General and administrative	3,365	5,413	7,073	1,705
Sales and marketing	5,131	2,773	9,055	(1,151)
Research and development	5	186	1,303	(1,112)
Restructuring & other charges	—	799	—	799
Change in fair value of contingent consideration payable	200	—	—	200
Total costs and expenses	23,494	9,896	20,184	13,206
Loss from operations	(7,684)	(8,121)	(13,923)	(1,882)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(5,125)	5,125
Interest expense, net	2,193	(52)	3,556	(1,415)
Other gain	—	(140)	—	(140)
Loss (gain) on foreign currency exchange	—	—	—	—
Total other (income) expense	2,193	(192)	(1,569)	3,570
Reorganization items	606	(115,169)	—	(114,563)
Loss after reorganization charges and before provision (benefit) for income taxes	(10,483)	107,240	(12,354)	109,111
Provision (benefit) for income taxes	—	—	—	—
Net loss	$(10,483)	$107,240	$(12,354)	$109,111

Net product sales

Net product sales increased by $11.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Net product sales for the three months ended March 31, 2019 consisted of $5.2 million for SPRIX Nasal Spray, $1.1 million for OXAYDO, $3.8 million for the SOLUMATRIX products and $7.5 million for INDOCIN products.  Net product sales for the three months ended March 31, 2018 consisted of $4.8 million for SPRIX Nasal Spray, $1.3 million for OXAYDO and $187,000 for ARYMO ER.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased by $10.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO reflect the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies from January 1, 2019 to January 31, 2019.  Cost of sales for SPRIX

Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the period from February 1, 2019 to March 31, 2019.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended March 31, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period. There was a charge related to the minimum manufacturing requirements for ARYMO ER of $634,000 in the three months ended March 31, 2018

Amortization of product rights

Amortization of product rights increased by $2.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

General and administrative expenses increased by $1.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due to an increase in stock-based compensation expense of $2.7 million, an increase in regulatory fees related to the acquisition of the SOLUMATRIX and INDOCIN products of $373,000. We recognized $3.5 million of unamortized stock-based compensation on January 31, 2019 as a result of the reorganization. These expenses were offset by a decrease in ARYMO ER and OXAYDO post-marketing study fees of $687,000, a decrease in salary expense of $503,000 due to reduced headcount and a decrease in other administrative expenses of $120,000.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to an $817,000 decrease in marketing expenses as a result of the discontinuation of promotion of ARYMO ER in September 2018 and a $293,000 decrease in other sales and marketing expenses.

Research and development expenses

Research and development expenses decreased by $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  This decrease was driven by a discontinuation of operating expenses that did not directly support the growth of our commercial business.

Restructuring and other charges

Restructuring and other charges of $799,000 for the three months ended March 31, 2019 reflect costs related to our reduction in force in our Denmark facility in January 2019. There were no restructuring charges in the three month period ended March 31, 2018.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the period from February 1, 2019 through March 31, 2019 was $200,000. The change in fair value of the contingent consideration for the period from February 1, 2019 through March 31, 2019 was due primarily to the passage of time as there were no other significant changes in the key assumptions during the periods.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 12 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended March 31, 2018, we recognized a change in the fair value of our derivative liabilities of $5.1 million. The 6.50% Notes were cancelled as a part of the reorganization.

Interest expense

The decrease of $1.4 million was driven primarily by the cancellation of the 5.50% Convertible Notes and 6.50% Convertible Notes as a result of our Chapter 11 filing.

The interest expense of $2.1 million for the three months ended March 31, 2019 includes non-cash interest and amortization of debt discount totaling $1.2 million.  The interest expense of $3.6 million for the three months ended March 31, 2018 includes non-cash interest of and amortization of debt discount totaling $449,000.

Reorganization items

Reorganization items of $114.6 million for the three months ended March 31, 2019 consisted of a gain on the revaluation of assets and liabilities of $91.2 million, a gain on extinguishment of debt of $30.0 million and fees of $6.6 million related to the bankruptcy and Iroko Acquisition.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the three months ended March 31, 2019 or March 31, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net loss of $10.5 million, net income of $107.2 million and net loss of $12.4 million for the period February 1, 2019 through March 31, 2019, the period January 1, 2019 through January 31, 2019 and the three months ended March 31, 2018, respectively. Our operating activities used $16.4 million of cash during the period from February 1, 2019 through March 31, 2019, provided $822,000 of cash for the period from January 1, 2019 through January 31, 2019 and used $20.7 million of cash in the three months ended March 31, 2018.  At March 31, 2019, we had an accumulated deficit of $10.5 million, a working capital of $1.5 million and cash, restricted cash, cash equivalents and marketable securities totaling $10.8 million.

Cash Flows

The following table summarizes our cash flows for the period from February 1, 2019 through March 31, 2019, the period from January 1, 2019 through January 31, 2019 and the three months ended March 31, 2018:

(in thousands)	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Three months
	through	through	ended
	March 31, 2019	January 31, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$(16,400)	$822	$(20,660)
Investing activities	4,991	—	19,232
Financing activities	4,775	(19,104)	3,956
Effect of foreign currency translation on cash	(26)	6	61
Net (decrease) increase in cash and restricted cash	$(6,660)	$(18,276)	$2,589

Cash Flows from Operating Activities

Net cash used in operating activities for the period from February 1, 2019 through March 31, 2019 was $16.4 million and consisted primarily of a net loss of $10.5 million.  The net loss was partially offset by $2.5 million in depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities of $9.6 million consisted of an increase in accounts receivable of $35.8 million, offset by decrease in inventory of $10.6 million and a decrease in accrued expenses of $12.1 million.

Net cash provided by operating activities for the period from January 1, 2019 through January 31, 2019 was $822,000 and consisted primarily of net income of $107.2 million. In addition to net income, there were reorganization items of $121.1 million. Net cash inflows from changes in operating assets and liabilities of $10.4 million primarily consisted of a decrease in accounts receivable of $3.9 million, a decrease in other receivables of $711,000 and a decrease in accrued expenses of $5.2 million.

Net cash used in operating activities for the three months ended March 31, 2018 was $20.7 million and included a net loss of $12.4 million.  Net non-cash adjustments to reconcile net loss to net cash used in operations were $2.5 million, and included $5.1 million in change in fair value of our derivative liability, partially offset by depreciation and amortization expense of $1.2 million, stock-based compensation expense of $952,000 and non-cash interest and amortization of debt discount of $496,000. Net cash outflows from changes in operating assets and liabilities of $5.8 million consisted of an increase in accounts receivable of $11.2 million and a decrease in accrued expenses of $4.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the period from February 1, 2019 through March 31, 2019 was $5.0 million and consisted of cash inflows of $2.5 million and $2.5 million for the maturity and sale of investments, respectively.

Net cash provided by investing activities for the three months ended March 31, 2018 was $19.2 million and consisted primarily of the maturity of investments for $23.5 million, offset by cash outflows of $4.3 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.8 million for the period from February 1, 2019 through March 31, 2019 and consisted of net proceeds from the Highbridge Credit Agreement.

Net cash used in financing activities was $19.1 million for the period from January 1, 2019 through January 31, 2019 and consisted of repayments to former 13% Noteholders.

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2018 and consisted of $4.2 million in net proceeds from the issuance of common stock under our at-the-market offering and employee stock purchase plan.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, commercial infrastructure, legal and other regulatory expense, business development opportunities and general overhead costs, including interest and principal repayments on indebtedness.

To date, we have been unable to achieve profitability, and with just our existing products and product candidates, we believe we are unlikely to achieve profitability in the future.

Until such time if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our holders of our Successor Egalet common stock. The indenture governing the 13% Senior Secured Notes contains covenants that, among other things, restrict our ability to issue additional indebtedness.  Although our ability to issue additional indebtedness is significantly limited by such covenants, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our Successor Egalet common stock and could contain covenants that restrict our operations.  We may also seek to raise additional financing through the issuance of debt which, if available and permitted pursuant to the documents governing the 13% Senior Secured Notes and any other indebtedness we may incur in the future, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.  In addition, certain agreements we entered into in connection with the consummation of the Iroko Products Acquisition and the Chapter 11 Cases further restrict and limit our ability to raise additional capital, including agreements with respect to pre-emptive rights. Accordingly, our ability to raise additional capital is restricted by these agreements as well.

Going Concern

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $10.8 million. Even though we have emerged from bankruptcy and have funds available under the Credit Agreement with Highbridge, we continue to have significant indebtedness and our ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements.  We cannot be certain that these initiatives will be successful.

Our current debt arrangements with holders of the Series A-1 and Series A-2 Notes as well as the Credit Agreement with Highbridge involve agreements that include minimum liquidity requirements and covenants limiting or restricting our ability to take specific actions. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us.

The unaudited financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to successfully integrate the Iroko Products into our business, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Purchase Commitments

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$1,593	$540	$1,053	$—	$—
13% Series A-1 Notes (2)	75,625	2,853	16,266	56,506	—
13% Series A-2 Notes (3)	71,540	6,045	14,639	50,856	—
Promissory Note (4)	5,019	1,125	3,894	—	—
Credit agreement (5)	6,524	514	6,010	—	—
Supply Agreement - ACP Nimble Buyer (6)	12,960	6,480	6,480	—	—
Supply Agreement - Catalent (7)	1,000	500	500	—	—
Total	$174,261	$18,057	$48,842	$107,362	$—

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our office space and office equipment. The office lease expires on February 28, 2022 and the office equipment leases expire in December 2019.

(2)

On January 31, 2019, we issued $50.0 million aggregate principal amount of our 13% senior secured notes, designated as Series A-1 Notes, to former holders of First Lien Secured Notes Claims. The Series A-1 Notes are subject to an interest holiday from January 31, 2019 through November 1, 2019. Interest on the Series A-1 notes accrues at a rate of 13% per annum, and is payable semi-annually in arrears on May 1 and November of each year, commencing on May 1, 2019, subject to the interest holiday referred to above.  The stated maturity date of the Series A-1 Notes is January 31, 2024.

(3)

On January 31, 2019, we issued $45.0 million aggregate principal amount of our 13% senior secured notes, designated as Series A-2 Notes, to Iroko and certain of its affiliates. Interest on the Series A-2 notes accrues at a rate of 13% per annum, and is payable semi-annually in arrears on May 1 and November of each year, commencing on May 1, 2019. The stated maturity date of the Series A-1 Notes is January 31, 2024.

(4)

On January 31, 2019, pursuant to the Iroko Products Purchase Agreement, we issued a $4.5 million promissory note to an affiliate of Iroko in respect of certain inventory purchases by Iroko as a result of the Iroko Products Acquisition (the “Interim Promissory Note”). The Interim Promissory Note bears interest at a rate of 8% per annum (payable by way of increasing the principal amount of the Interim Promissory Note on each interest payment date), is subordinate to the Notes, and matures on July 31, 2020.

(5)

On March 20, 2019, (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities as administrative agent and collateral agent certain funds managed by Highbridge Capital Management, LLC, as lenders, which Credit Agreement consists of a $20.0 million revolving line of credit. We drew $5.0 million on the Closing Date and must maintain at least 25% of the commitment amount outstanding at all times.  Advances under the Credit Agreement bear interest at the Company’s option at either the LIBOR Rate (as defined in the Credit Agreement) plus 5.00% or the Base Rate (as defined in the Credit Agreement) plus 4.00%. The Credit Agreement matures on March 20, 2022.

(6)

On January 31, 2019, as part of Asset Purchase Agreement to acquire products from Iroko, we assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with ACP Nimble Buyer, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Egalet for commercial distribution in the United States. We are obligated to purchase all of our requirements for INDOCIN Suppositories from ACP Nimble Buyer, Inc., and are required to meet minimum purchase requirements for the calendar years 2019 and 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years.

(7)

On January 31, 2019, as part of our Iroko Products Purchase Agreement, we assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent”) for the manufacture of certain SoluMatrix products. Based on the CSA, we are obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract (“Minimum Requirement”) through September 2021.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk related to changes in interest rates. As of March 31, 2019, we had cash and cash equivalents and restricted cash of $10.8 million. As of December 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $40.7 million, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”)/principal financial officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our PEO/PFO, concluded that as of March 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period from February 1, 2019 through March 31, 2019 and the period from January 1, 2019 through January 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 17 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  There were no changes in our Risk Factors for the period from February 1, 2019 through March 31, 2019 and the period from January 1, 2019 through January 31, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2019 (the “Effective Date”), we completed the Iroko Acquisition and consummated the transactions contemplated by the Plan. All of our then-outstanding equity interests were cancelled pursuant to the Plan. On the Effective Date, we issued (i) an aggregate of 4,774,093 shares of Common Stock to the former holders of First Lien Secured Notes Claims and Convertible Notes Claims (as defined in the Plan) and (ii) Warrants issuable for an aggregate of 2,535,905 shares of common stock to certain holders of First Lien Secured Notes Claims and Convertible Notes Claims. Based on the confirmation order and the Plan, the issuance of such shares of common stock and the warrants (including shares of common stock issuable upon the exercise thereof) were exempt from registration requirements of the Securities Act, in reliance on Section 1145 of the Bankruptcy Code.  Also on the Effective Date, we issued an aggregate of 4,586,875 shares of common stock and a warrant to purchase 2,436,459 shares of common stock to Iroko and certain of its affiliates pursuant to the purchase agreement for the Iroko Acquisition.  The issuance of the common stock and warrant (including shares of common stock issuable upon the exercise thereof)  pursuant to the purchase agreement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

2.2

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

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2019).

4.2

Indenture, dated as of January 31, 2019, among Egalet Corporation, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.3	Form of Iroko Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.4	Form of Non-Iroko Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.5

Promissory Note, dated as of January 31, 2019, by and between Egalet Corporation and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

10.1	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.2

Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.3

Credit Agreement, dated as of March 20, 2019, among the Company, Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.4

Collateral Agreement, dated as of March 20, 2019, among the Company, the subsidiaries of the Company party thereto as Guarantors, and Cantor Fitzgerald Securities, as collateral agent (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.5

Stockholders’ Agreement, dated as of January 31, 2019, among the Company and the stockholder(s) of the Company from time to time party thereto (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.6

Form of Preemptive Rights Agreement  (incorporated by reference to Exhibit 10.4 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.8

Registration Rights Agreement, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.9

Amended and Restated Nano-Reformulated Compound License Agreement dated October 30, 2018 among iCeutica Inc., Iroko Pharmaceuticals, LLC and Iroko Properties Inc. (the Company succeeded the Iroko parties as a party to this agreement). (filed herewith)*

10.10

Collaborative License, Exclusive Manufacture and Global Supply Agreement between G&W Laboratories, Inc. and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.11

Master Services Agreement made as of August 28, 2013 between Patheon Pharmaceuticals Inc. and Iroko Pharmaceuticals, LLC, as amended by an amendment thereto (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.12	Commercial Supply Agreement, effective October 1, 2018, between Iroko Pharmaceuticals, LLC and Catalent CTS, LLC (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.13

Transition Services Agreement, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5  to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.14

Form of Employment Agreement Amendment (incorporated by reference to Exhibit 10.8 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).+

10.15

Egalet Corporation Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.16

Egalet Corporation Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.17

Amended and Restated Egalet Corporation 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.18	Egalet Corporation Form of Non-Qualified Stock Option Agreement (filed herewith).+

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+Indicates management contract or compensatory plan.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Debtors’ First Amended Joint Plan of Reorganization, filed with the Court on January 10, 2018 (incorporated by reference to Exhibit 99.1 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.2

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

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2019).

4.2

Indenture, dated as of January 31, 2019, among Egalet Corporation, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.3	Form of Iroko Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.4	Form of Non-Iroko Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed with the Commission on February 1, 2019).

4.5

Promissory Note, dated as of January 31, 2019, by and between Egalet Corporation and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

10.1	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.2

Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.3

Credit Agreement, dated as of March 20, 2019, among the Company, Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.4

Collateral Agreement, dated as of March 20, 2019, among the Company, the subsidiaries of the Company party thereto as Guarantors, and Cantor Fitzgerald Securities, as collateral agent (incorporated by reference to Exhibit 10.2 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.5

Stockholders’ Agreement, dated as of January 31, 2019, among the Company and the stockholder(s) of the Company from time to time party thereto (incorporated by reference to Exhibit 10.3 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.6

Form of Preemptive Rights Agreement  (incorporated by reference to Exhibit 10.4 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.8

Registration Rights Agreement, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.9

Amended and Restated Nano-Reformulated Compound License Agreement dated October 30, 2018 among iCeutica Inc., Iroko Pharmaceuticals, LLC and Iroko Properties Inc. (the Company succeeded the Iroko parties as a party to this agreement). (filed herewith)*

10.10

Collaborative License, Exclusive Manufacture and Global Supply Agreement between G&W Laboratories, Inc. and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.11

Master Services Agreement made as of August 28, 2013 between Patheon Pharmaceuticals Inc. and Iroko Pharmaceuticals, LLC, as amended by an amendment thereto (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.12	Commercial Supply Agreement, effective October 1, 2018, between Iroko Pharmaceuticals, LLC and Catalent CTS, LLC (the Company succeeded Iroko as a party to this agreement). (filed herewith)*

10.13

Transition Services Agreement, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.5  to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.14

Form of Employment Agreement Amendment (incorporated by reference to Exhibit 10.8 to Egalet Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).+

10.15

Egalet Corporation Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.16

Egalet Corporation Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.17

Amended and Restated Egalet Corporation 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).+

10.18	Egalet Corporation Form of Non-Qualified Stock Option Agreement (filed herewith).+

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2019

EGALET CORPORATION

	By:	/s/ Robert S. Radie
Robert S. Radie
President and Chief Executive Officer