Form 10-Q
period 2019-06-30
Zyla Life Sciences
filed 2019-08-13
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36295

Zyla Life Sciences

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

Common Stock, $0.001 par value                                 Shares outstanding as of August 9, 2019: 9,360,968

		Page

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2019 (Successor) (unaudited) and December 31, 2018 (Predecessor)	1
	Consolidated Statements of Operations unaudited for the three months ended June 30, 2019 (Successor), the Period February 1, 2019 through June 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three and six months ended June 30, 2018 (Predecessor)	2
	Consolidated Statements of Comprehensive Loss unaudited for the three months ended June 30, 2019 (Successor), the Period February 1, 2019 through June 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three and six months ended June 30, 2018 (Predecessor)	3
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended June 30, 2019 (Successor), Period February 1, 2019 through June 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the six months ended June 30, 2018 (Predecessor)	4
	Consolidated Statements of Cash Flows unaudited for the Period February 1, 2019 through June 30, 2019 (Successor), the Period January 1, 2019 to January 31, 2019 (Predecessor) and the six months ended June 30, 2018 (Predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55

SIGNATURES		59

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Zyla Life Sciences and its subsidiaries. The Zyla logo is our trademark and Zyla is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of June 30, 2019.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Zyla Life Sciences and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,054	$35,323
Marketable securities, available for sale	—	4,988
Accounts receivable, net	21,217	8,006
Inventory	14,585	2,639
Prepaid expenses and other current assets	2,181	2,715
Other receivables	160	846
Total current assets	50,197	54,517
Intangible assets, net	117,477	4,281
Restricted cash	400	400
Property and equipment, net	3,752	1,059
Right of use assets, net	1,577	—
Goodwill	58,747	—
Deposits and other assets	3,423	1,676
Total assets	$235,573	$61,933
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,011	$8,561
Accrued expenses	49,602	24,584
Debt - current, net	4,428	—
Acquisition-related contingent consideration	2,500	—
Other current liabilities	994	—
Total current liabilities	64,535	33,145
Debt - non-current portion, net	93,247	—
Acquisition-related contingent consideration	15,200	—
Deferred income tax liability	24	24
Credit agreement	3,953	—
Other liabilities	935	536
Total liabilities not subject to compromise	177,894	33,705

Liabilities subject to compromise	—	139,588

Stockholders’ equity (deficit):
Predecessor common stock--$0.001 par value; 275,000,000 shares authorized; 56,547,101 shares issued and outstanding at December 31, 2018	—	55
Successor common stock--$0.001 par value; 100,000,000 shares authorized; 9,360,968 shares issued and outstanding at June 30, 2019	9	—
Additional paid-in capital	87,806	276,569
Accumulated other comprehensive (loss) income	(10)	869
Accumulated deficit	(30,126)	(388,853)
Total stockholders' equity (deficit)	57,679	(111,360)
Total liabilities and stockholders’ equity	$235,573	$61,933

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Six months
	ended	ended	through	through	ended
	June 30, 2019	June 30, 2018	June 30, 2019	January 31, 2019	June 30, 2018
Revenue
Net product sales	$22,034	$7,443	$37,843	$1,775	$13,704
Total revenue	22,034	7,443	37,843	1,775	13,704

Costs and Expenses
Cost of sales (excluding amortization of product rights)	14,172	1,565	26,633	554	3,780
Amortization of product rights	3,497	531	5,828	171	1,068
General and administrative	7,417	6,694	10,782	5,413	13,767
Sales and marketing	9,135	9,019	14,265	2,773	18,074
Research and development	4	999	11	186	2,302
Restructuring and other charges	648	—	648	799	—
Change in fair value of contingent consideration payable	2,700	—	2,900	—	—
Total costs and expenses	37,573	18,808	61,067	9,896	38,991
Loss from operations	(15,539)	(11,365)	(23,224)	(8,121)	(25,287)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,181)	—	—	(8,306)
Interest expense, net	3,636	3,804	5,828	(52)	7,360
Other gain	(135)	(25)	(135)	(140)	(25)
Total other expense (income)	3,501	598	5,693	(192)	(971)
Reorganization items	603	—	1,209	(115,169)	—
(Loss) income after reorganization charges and before provision (benefit) for income taxes	(19,643)	(11,963)	(30,126)	107,240	(24,316)
Provision (benefit) for income taxes	—	—	—	—	—
Net (loss) income	$(19,643)	$(11,963)	$(30,126)	$107,240	$(24,316)
Per share information:
Net (loss) income per share of common stock, basic and diluted	$(1.37)	$(0.22)	$(2.10)	$1.90	$(0.48)
Weighted-average shares outstanding, basic and diluted	14,333,332	53,302,399	14,333,332	56,547,101	50,302,419

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Six months
	ended	ended	through	through	ended
	June 30, 2019	June 30, 2018	June 30, 2019	January 31, 2019	June 30, 2018
Net (loss) income	$(19,643)	$(11,963)	$(30,126)	$107,240	$(24,316)
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	59		—	29
Foreign currency translation adjustments	(1)	(235)	(10)	—	(111)
Comprehensive (loss) income	$(19,644)	$(12,139)	$(30,136)	$107,240	$(24,398)

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except per share data)

	Common stock

					Accumulated
		$0.001	Additional		Other
	Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total

Balance as of December 31, 2017 (Predecessor)	45,939,663	$46	$254,871	$(295,300)	$1,008	$(39,375)
Cumulative adjustment - ASU 2014-09	—	—	—	1,901	—	1,901
Deferred tax liability	—	—	(920)	—	—	(920)
Issuance of common stock, net of costs	5,941,538	6	4,151	—	—	4,157
Exchange of convertible debt and issuance of warrants	1,000,000	1	12,497	—	—	12,498
Stock-based compensation expense	—	—	952	—	—	952
Unrealized loss on available for sale securities	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	124	124
Net loss	—	—	—	(12,353)	—	(12,353)
Balance as of March 31, 2018 (Predecessor)	52,881,201	$53	$271,551	$(305,752)	$1,102	$(33,046)

Balance as of April 1, 2018 (Predecessor)	52,881,201	$53	$271,551	$(305,752)	$1,102	$(33,046)
Restricted shares of common stock issued	1,500,000	—	—	—	—	—
Deferred tax liability	—	—	(60)	—	—	(60)
Issuance of common stock, net of costs	1,917,172	—	886	—	—	886
Stock-based compensation expense	—	—	1,002	—	—	1,002
Unrealized loss on available for sale securities	—	—	—	—	59	59
Foreign currency translation adjustment	—	—	—	—	(235)	(235)
Net loss	—	—	—	(11,963)	—	(11,963)
Balance as of June 30, 2018 (Predecessor)	56,298,373	$53	$273,379	$(317,715)	$926	$(43,357)

Balance as of December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	107,240	—	107,240
Cancellation of Predecessor common stock and stock-based compensation	(56,547,101)	(55)	(280,694)	—	—	(280,749)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	281,613	(869)	280,744
Common stock issued for settlement of predecessor debt	4,774,093	5	31,000	—	—	31,005
Common stock issued for asset purchase	4,586,875	4	29,784	—	—	29,788
Warrants issued for settlement of predecessor debt	—	—	14,303	—	—	14,303
Warrants issued for asset purchase	—	—	11,841	—	—	11,841
Balance as of January 31, 2019 (Predecessor)	9,360,968	$9	$86,928	$—	$—	$86,937

Balance as of February 1, 2019 (Successor)	9,360,968	9	86,928	—	—	86,937
Stock-based compensation expense	—	—	60	—	—	60
Unrealized loss on available for sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)
Net loss	—	—	—	(10,483)	—	(10,483)
Balance as of March 31, 2019 (Successor)	9,360,968	$9	$86,988	$(10,483)	$(9)	$76,505

Balance as of April 1, 2019 (Successor)	9,360,968	9	86,988	(10,483)	(9)	76,505
Stock-based compensation expense	—	—	818	—	—	818
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19,643)	—	(19,643)
Balance as of June 30, 2019 (Successor)	9,360,968	$9	$87,806	$(30,126)	$(10)	$57,679

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Six months
	through	through	ended
	June 30, 2019	January 31, 2019	June 30, 2018
Operating activities:
Net (loss) income	$(30,126)	$107,240	$(24,316)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,175	204	2,407
Non-cash reorganization items	—	(121,144)	—
Change in fair value of warrant and derivative liability	—	—	(8,306)
Stock-based compensation expense	877	4,125	1,954
Non-cash interest and amortization of debt discount	2,931	(9)	1,242
Accretion of discount on marketable securities	(3)	(5)	(144)
Change in fair value of contingent consideration	2,900	—	—
Changes in assets and liabilities:
Accounts receivable	(17,075)	3,865	(5,334)
Inventory	19,253	340	(115)
Prepaid expenses	1,763	219	1,133
Right of Use Assets	277	—	—
Other receivables	(29)	711	(23)
Deposits and other assets	(1,748)	1	164
Accounts payable	(1,327)	103	(1,403)
Accrued expenses	2,814	5,172	6,825
Other current liabilities	(36)	—	(1)
Other liabilities	(423)	—	(91)
Net cash (used in) provided by operating activities	(13,777)	822	(26,008)
Investing activities:
Payments for purchase of property and equipment	(24)	—	(9)
Purchases of investments	—	—	(23,451)
Sales of investments	2,497	—	—
Maturity of investments	2,500	—	51,400
Net cash provided by investing activities	4,973	—	27,940
Financing activities:
Net proceeds from issuance of common stock	—	—	5,048
Payments on borrowings	—	(19,104)	—
Proceeds from credit agreement	3,847	—	—
Royalty payments in connection with the 13% Notes	—	—	(201)
Net cash provided by (used in) financing activities	3,847	(19,104)	4,847
Effect of foreign currency translation on cash and cash equivalents	(36)	6	(40)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,993)	(18,276)	6,739
Cash, cash equivalents and restricted cash at beginning of period	17,447	35,723	31,490
Cash, cash equivalents and restricted cash at end of period	$12,454	$17,447	$38,229

Supplemental disclosures of cash flow information:
Cash interest payments	$1,576	$—	$5,878
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$—	$12,497

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Interim Financial Statements

The consolidated financial statements of Zyla Life Sciences and its subsidiaries (“Zyla” or the “Company”) as of June 30, 2019 (Successor), the three months ended June 30, 2019 (Successor) and for the periods from February 1, 2019 through June 30, 2019 (Successor), January 1, 2019 through January 31, 2019 (Predecessor) and the three and six months ended June 30, 2018 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company’s Consolidated Balance Sheet as of December 31, 2018 (Predecessor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The Company’s consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s 2018 Annual Report on Form 10-K, though, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on January 31, 2019. For additional information, see Note 3- Fresh Start Accounting. The Company’s Consolidated Statements of Operations for the period from February 1, 2019 through June 30, 2019 (Successor) are not necessarily indicative of future financial results.

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

The Company requested that the Chapter 11 cases (the “Chapter 11 Cases”) be jointly administered for procedural purposes only under the caption “In re Egalet Corporation, et al., Case No. 18-12439”. Upon filing, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company continued ordinary course operations substantially uninterrupted during the Chapter 11 Cases and sought approval from the Bankruptcy Court for relief under certain “first day” motions authorizing the Company to continue to conduct its business in the ordinary course. On January 14, 2019, the Bankruptcy Court entered the Confirmation Order confirming the Plan under Chapter 11 of the Bankruptcy Code. On January 31, 2019 (the “Effective Date”), and substantially concurrent with the consummation of the acquisition of the Iroko products named below pursuant to the Purchase Agreement (the “Iroko Products Acquisition”), the Plan became effective.

Organization and Business Overview

Zyla Life Sciences is a commercial-stage life sciences company focused on developing and marketing important treatments for patients and healthcare providers. The Company currently has a portfolio of innovative treatments for pain and inflammation. Zyla has seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  To augment its current product portfolio, the Company is seeking to acquire additional product candidates or approved products to develop and/or market. The Company plans to grow its business through its commercial revenue and potential business development opportunities.

Liquidity and Substantial Doubt in Going Concern

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $30.1 million and a working capital deficit of $14.3 million. Even though the Company emerged from bankruptcy, it continues to have significant indebtedness and its ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing its revenue, managing its expenses and complying with the terms of its new debt agreements. Refer to Note 9—Debt for additional details of debt agreements.

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

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which resulted in the Company becoming a new entity for financial reporting purposes on February 1, 2019. As a result of the adoption of fresh start accounting, the Company’s unaudited consolidated financial statements subsequent to January 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. See  Note 3 – Fresh Start Accounting  for further details on the impact of fresh start accounting on the Company’s unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 filed on March 29, 2019 with the SEC.

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

The Company determined that no events have occurred or circumstances changed during the period from February 1, 2019 through June 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of the Company’s reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

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

Upon adoption, the Predecessor Company recorded a lease liability of $2.5 million with a corresponding ROU asset of $1.9 million for its operating leases. As of the adoption date, the Company had a $0.6 million deferred rent liability which was reversed. The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

The Bankruptcy Court confirmed the Plan based upon an estimated enterprise value of the Company between $162 million and $200 million, which was estimated using various valuation methods, including (i) comparable public company analysis, a method to estimate the value of a company relative to other publicly traded companies with similar operations and financial characteristics; (ii) discounted cash flow analysis, a calculation of the present value of the future cash flows to be generated by the asset or business based on its projection, and (iii) precedent transaction analysis, a method to estimate the value of a company by examining comparable public merger and acquisition transactions. Based upon a reevaluation of relevant factors used in determining the range of enterprise value and updated expected cash flow projections, the Company concluded the enterprise value, or fair value, was $196.6 million.

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
b)

Reflects preliminary purchase accounting for Iroko Products Acquisition which was treated as a business combination for accounting purposes. Assets acquired and liabilities assumed are recorded at fair value on the acquisition date.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component during the period ended June 30, 2019.

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

Disaggregation of Revenue

The following table reflects revenue by revenue source for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Six months
	ended	ended	through	through	ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	January 31, 2019	June 30, 2018
Product lines
SPRIX Nasal Spray	$8,044	$5,404	$11,880	$1,354	$10,218
OXAYDO	864	1,688	1,538	421	2,948
INDOCIN products	12,104	—	19,602	—	—
SOLUMATRIX products	1,022	—	4,823	—	—
ARYMO ER	—	351	—	—	538
Total	$22,034	$7,443	$37,843	$1,775	$13,704

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

Wholesaler and Title Fees

The Company pays certain pharmaceutical wholesalers and its third-party logistics provider fees based on a contractually determined rate. The Company accrues these fees on shipments to the respective wholesalers and recognizes the fees as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates and Chargebacks

The Company contracts with various commercial and government payor organizations for the payment of rebates and/or chargebacks with respect to utilization of its products.  The Company estimates these rebates and chargebacks using the expected value method and records such estimates in the same period the related revenue is recognized, resulting in a reduction of net product sales and the establishment of an accrued expense.

The following table reflects activity in each of the net product sales allowance and reserve categories for the periods indicated:

	Successor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397
Allowances for current period sales	14,195	72,385	13,374	2,546	102,500
Payment of Assumed liabilities Iroko Products Acquisition	—	(5,791)	(1,707)	(2,496)	(9,994)
Credits or payments made for prior period sales	(496)	(12,315)	(2,699)	(294)	(15,804)
Credits or payments made for current period sales	(9,371)	(51,656)	(5,503)	—	(66,530)
Balances at June 30, 2019	$4,933	$21,953	$8,963	$7,720	$43,569

Total gross product sales					$140,344

Total provision for product sales allowances and accruals as a percentage of total gross sales					73%

	Predecessor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472
Allowances for current period sales	568	6,593	594	28	7,783
Assumed liabilities Iroko Products Acquisition	—	5,791	2,799	5,944	14,534
Credits or payments made for prior period sales	(361)	(6,380)	(559)	(28)	(7,328)
Credits or payments made for current period sales	(64)	—	—	—	(64)
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397

Total gross product sales					$9,559

Total provision for product sales allowances and accruals as a percentage of total gross sales					81%

	Predecessor
(in thousands)	Fees and distribution costs	Co-pay assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	4,052	36,335	3,908	510	44,805
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(555)	(7,840)	(1,214)	—	(9,609)
Credits or payments made for current period sales	(3,463)	(22,965)	(1,633)	(394)	(28,455)
Balances at June 30, 2018	$629	$13,395	$2,476	$116	$16,616

Total gross product sales					$58,690

Total provision for product sales allowances and accruals as a percentage of total gross sales					76%

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of June 30, 2019 or December 31, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of June 30, 2019 or December 31, 2018.

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

5. Investments

Marketable Securities

The Company owned no marketable securities as of June 30, 2019.

The following table reflects marketable securities of the Predecessor Company as of December 31, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$4,990	$—	$(2)	$4,988
Total	$4,990	$—	$(2)	$4,988

6. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following table reflects the components of inventory as of June 30, 2019 and December 31, 2018:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2019	2018
Raw materials	$1,731	$1,374
Work in process	2,795	665
Finished goods	10,059	600
Total	$14,585	$2,639

As a result of the Iroko Products Acquisition as of January 31, 2019, the SOLUMATRIX and INDOCIN products inventory was acquired and reflected at fair value of $28.4 million, with $27.1 million of finished goods inventory and $1.3 million of raw materials inventory. As of June 30, 2019, the fair value of the Company’s SOLUMATRIX and INDOCIN products inventory is $11.3 million, with $9.5 million of finished goods, $1.2 million of work-in-process inventory and $0.6 million of raw materials.

As a result of fresh start accounting, the Company’s SPRIX Nasal Spray and OXAYDO inventory was adjusted to its fair value of $5.5 million as of January 31, 2019. The fair value adjustment totaled $3.2 million, with $2.2 million related to work in process inventory and $1.0 million related to finished goods inventory. As of June 30, 2019, SPRIX and OXAYDO inventory was $3.3 million and included a fair value adjustment of $65,000.

7. Intangible Assets and Goodwill

The following table reflects the balance of the intangible assets of the Successor Company as of June 30, 2019:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$1,300	$(181)	$1,119	2.59
SPRIX Nasal Spray product rights	31,900	(1,477)	30,423	8.59
INDOCIN product rights	90,106	(4,171)	85,935	8.59
Goodwill	58,747	—	58,747	N/A
Total	$182,053	$(5,829)	$176,224

The following table reflects the balance of the intangible assets of the Predecessor Company as of December 31, 2018

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,623	$(4,330)	$3,293	3.00
SPRIX Nasal Spray product rights	4,831	(3,843)	988	1.00
Total	$12,454	$(8,173)	$4,281

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

8. Accrued Expenses

The following table reflects the components of accrued expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	June 30,	December 31,
	2019	2018
Sales allowances	$38,325	$17,174
Professional services	2,381	1,847
Payroll and related	1,878	3,567
Manufacturing services	1,750	—
Interest	1,155	1,049
Restructuring	1,020	81
Sales and marketing	962	—
Royalties	488	34
Other	1,643	832
	$49,602	$24,584

9. Debt

Successor Company Debt

The following table reflects the Successor Company’s debt as of June 30 2019:

June 30, 2019
(in thousands)
Series A-1 Notes	$50,000
Series A-2 Notes	45,000
Royalty rights obligation	5,660
Credit agreement	5,000
Interim promissory note	4,500
110,160
Unamortized debt discounts	(7,670)
Unamortized deferred financing fees	(862)
Carrying value	101,628
Less: current portion of long-term debt	(4,428)
Net, long-term debt	$97,200

13% Senior Secured Notes Indenture Due 2024

On the Effective Date, the Company issued $95.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the 13% Notes with the guarantors party thereto (the “Guarantors”) and Wilmington Savings Fund Society, previously held by U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The 13% Notes were issued in two series: (x) $50.0 million of “Series A-1 Notes”, issued pursuant to the Plan to former holders of First Lien Secured Notes Claims (the “former 13% Notes”) and which is subject to an interest holiday from the Effective Date through November 1, 2019 and (y) $45.0 million of “Series A-2 Notes,” issued to Iroko and certain of its affiliates and which are subject to the rights of set-off and recoupment and related provisions set forth in the Purchase Agreement. On the Effective Date, the Company recorded a discount associated with the interest holiday on the Series A-1 Notes of $4.6 million.  The obligations of the Company under the Indenture and the 13% Notes are unconditionally guaranteed on a secured basis by the Guarantors.

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $5.7 million as of June 30, 2019, which are classified as current and non-current debt in the Company’s Consolidated Balance Sheets.

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

The obligations of the Company under the Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company’s wholly-owned subsidiaries, Zyla Life Sciences US Inc. and Egalet Ltd. (collectively, the “Guarantors”). As security for the Company’s obligations under the Credit Agreement, the Company and the Guarantors have granted to the Agent, for the benefit of the Lenders and other secured parties, a first priority lien on substantially all of their tangible and intangible personal property (other than certain specified excluded assets), including proceeds and accounts related to this property and the capital stock of the Guarantors, pursuant to the terms of that certain Collateral Agreement, dated as of the Closing Date (the “Collateral Agreement”), among the Company and the Guarantors in favor of the Agent for the benefit of the Lenders and other secured parties. The Credit Agreement will (i) be equal in right of payment to all existing and future pari passu indebtedness of the Company, (ii) be senior in right of payment to the obligations of the Company pursuant to that certain Indenture, dated as of January 31, 2019 (the

“Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee and collateral agent, and (iii) be senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Company may terminate the commitments under the Credit Agreement at its option, in whole or in part from time to time, subject to a termination fee equal to (x) 1.0% from the Closing Date through March 20, 2020 and (y) 0.50% from March 20, 2020 through March 20, 2021.

Pursuant to the Credit Agreement, the Company and its subsidiaries must also comply with certain customary affirmative covenants, such as furnishing financial statements to the Lenders, and negative covenants, including limitations on the following: incurring debt; issuing preferred and/or disqualified stock; paying dividends, repurchasing shares and, under certain conditions, making certain other restricted payments; prepaying, redeeming or purchasing subordinated debt; conducting a merger or consolidation involving the Company; engaging in certain transactions with affiliates; disposing of assets under certain circumstances; and making certain investments, in each case, other than those permitted by the Credit Agreement. In addition, commencing with the fiscal quarter ending on December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the senior secured notes issued pursuant to the Indenture divided by 9.5 and (2) $7,500,000. As of June 30, 2019 the Company’s minimum level of consolidated liquidity is $10.0 million.

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

The following table reflects unamortized discounts and deferred financing fees on Successor Company debt as of June 30, 2019:

		Deferred
(in thousands)	Discounts	Financing Fees
Series A-1 Notes, interest holiday	$2,526	$—
13% Notes, Royalty Rights Obligation	4,958	—
Credit agreement	186	862
	$7,670	$862

The following table reflects the Company’s estimated future principal payments as of June 30, 2019, and excludes payments to be made under the Royalty Rights Obligation, which are included in the carrying value of the Company’s current and non-current debt on the Company’s Consolidated Balance Sheet as of June 30, 2019:

(in thousands)
Remainder of 2019	$240
2020	6,403
2021	4,606
2022	12,021
2023	9,864
2024	71,366

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

On the Effective Date, the outstanding 5.50% Notes were cancelled and the 5.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 16.1 % of the shares of common stock outstanding as of the Effective Date.  As of June 30, 2019, the 5.50% Notes were no longer outstanding. As of December 31, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remained outstanding.  Refer to Note 3 – Fresh Start Accounting for further details.

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

On the Effective Date, the outstanding 6.50% Notes were cancelled, and the 6.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 15.5% of the shares of common stock outstanding as of the Effective Date.  As of June 30, 2019, the 6.50% Notes were no longer outstanding.  As of December 31, 2018, a total of $23.9 million in principal amount of the 6.50% Notes remained outstanding. Refer to Note 3 – Fresh Start Accounting for further details.

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

The following table reflects the components of lease expense as of the periods indicated:

	Successor	Successor	Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	June 30, 2019	June 30, 2019	January 31, 2019

Operating lease expense:
Fixed lease cost	$208	$346	$69
Total operating lease expense	$208	$346	$69

The following table reflects supplemental balance sheet information related to leases as of June 30, 2019:

		Successor
(in thousands)	Location in Balance Sheet	As of June 30, 2019
Operating leases
Operating lease ROU asset	ROU asset - operating lease	$1,577

Current operating lease liabilities	Other current liabilities	994
Non-current operating lease liabilities	Other liabilities	936
Total operating lease liability		$1,930

The following table reflects supplement lease term and discount rate information related to leases as of June 30, 2019:

	Successor
	As of June 30, 2019
Weighted-average remaining lease terms

Weighted-average remaining lease term	2.29	years

Weighted-average discount rate	8.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	June 30, 2019	January 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,478

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2019:

(in thousands)
2019 (excludes the six months ended June 30, 2019)	$635
2020	809
2021	555
2022	92
2023	—
Thereafter	—
Total lease payments	2,091
Less: Imputed interest	(161)
Total minimum lease payments	$1,930

11. Stockholders’ Equity

Successor

Preferred Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with a par values of $0.001 per share. As of June 30, 2019, there were no preferred shares outstanding.

Common Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2019, there were 9,360,968 shares issued and outstanding. Outstanding shares were issued to holders of Predecessor first lien obligations and convertible notes claims of 4,774,093 shares and Iroko and its affiliates of 4,586,875 shares.

Amended and Restated Charter and Bylaws

On February 1, 2019, in accordance with the Plan, the Company’s Fourth Amended and Restated Certificate of Incorporation (as amended and restated, the “A&R Charter”) was filed with the Secretary of State of the State of Delaware, at which time the A&R Charter became effective.  Among other things, the A&R Charter decreases the number of shares of authorized common stock of the Company from 275,000,000 to 100,000,000 and decreases the maximum number of directors that may serve on the Company’s Board of Directors to seven.

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

Effective June 3, 2019, the Company changed its name to Zyla Life Sciences by filing an amendment to the A&R Charter. A copy of the A&R Charger is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q. In addition, the A&R Bylaws were amended to reflect the name change to Zyla Life Sciences and to expressly permit communications between and among stockholders and directors of the Company by means of electronic transmissions. A copy of the By-laws, as amended, is attached hereto as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

Stockholders’ Agreement

On the Effective Date, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Iroko and certain of its affiliates. Pursuant to the Stockholders’ Agreement, Iroko and the other stockholder parties agreed to a customary lock-up with respect to their shares of common stock for a period of 90 days following the Effective Date and a customary standstill provision for a period of 24 months following the Effective Date, in each case, subject to certain exceptions. In addition, pursuant to the Stockholders’ Agreement, the stockholder parties are entitled to designate two nominees to the Company’s Board of Directors for so long as such entities hold 25% of the equity consideration received on the Effective Date. The Stockholders’ Agreement also provides for customary preemptive rights in favor of the stockholder parties with respect to future issuance of equity securities by the Company, subject to certain exceptions.

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

Acquisition-related contingent consideration - As of June 30, 2019, the Company had obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. Pursuant to the Iroko Products Acquisition, the Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration.

The following table reflects fair value hierarchy information about each major category of the Company’s financial assets and liabilities measured, at fair value on a recurring basis:, for the periods indicated

(in thousands)	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$76	$—	$—	$76
Total assets	$76	$—	$—	$76

Liabilities
Acquisition-related contingent consideration	$—	$—	$17,700	$17,700
Total liabilities	$—	$—	$17,700	$17,700

(in thousands)	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$22,996	$—	$—	$22,996
Marketable securities, available-for-sale	—	4,988	—	4,988
Total assets	$22,996	$4,988	$—	$27,984

The following table reflects a rollforward of our Level 3 liabilities:

(in thousands)

Balance at January 31, 2019	$14,800
Change in fair value of contingent consideration	2,900
Balance at June 30, 2019	$17,700

The fair value of the contingent consideration was determined using an income approach based on projected INDOCIN product net sales and appropriate discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidation statements of operations. The change in fair value of the contingent consideration during the three months ended June 30, 2019 was primarily due to the product net sales forecast and discount rates.

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

The following table reflects the computation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Six months
	ended	ended	through	through	ended
(in thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	January 31, 2019	June 30, 2018

Basic and diluted net income (loss) per common share calculation:
Net (loss) income per share of common stock—basic and diluted	$(19,643)	$(11,963)	$(30,126)	$107,240	$(24,316)
Weighted average common stock outstanding	14,333,332	53,302,399	14,333,332	56,547,101	50,302,419
Net (loss) income per share of common stock—basic and diluted	$(1.37)	$(0.22)	$(2.10)	$1.90	$(0.48)

14. Stock-Based Compensation

Successor

2019 Stock-Based Incentive Compensation Plan

In March 2019, the Company adopted its 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”) for the benefit of employees, non-employee directors and consultants of the Company and its subsidiaries and affiliates. The 2019 Stock Plan is designed to attract and retain valued employees, consultants and non-employee directors by offering them a greater stake in the Company’s success and a closer identity with it, and to encourage ownership of the Company’s stock by such persons. Under the 2019 Stock Plan, 2,150,000 shares of the Company’s common stock are reserved for issuance, including 1,433,333 shares reserved for grants to executives and 716,667 shares reserved for persons other than executives, subject to equitable adjustment based on the effect of certain corporate transactions. The Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). In the discretion of the Compensation Committee, the right of a 2019 Stock Plan participant to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to performance goals as may be specified by the Compensation Committee. Awards granted to executives that are forfeited or otherwise terminate will once again be available for issuance to executives under the 2019 Stock Plan. Similarly, awards granted to persons other than executives that are forfeited or otherwise terminate will once again be available for issuance to persons who are not executives under the Stock Plan. Any award granted under the 2019 Stock Plan, including a common stock award, will be subject to mandatory repayment by the participant to the Company pursuant to the terms of any “clawback” or recoupment policy that is directly applicable to the 2019 Stock Plan and set forth in an award agreement or as required by applicable law.

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

Shares Reserved for Future Issuance Under the 2019 Plan

The following table reflects the Company’s shares that are reserved under its 2019 Stock Plan as of June 30, 2019:

Shares initially reserved under the 2019 Plan	2,150,000
Time-based restricted stock units granted under the 2019 Plan	(591,000)
Performance-based restricted stock units granted under the 2019 Plan	(509,000)
Stock options granted under the Plan	(549,000)
Restricted stock units forfeited	179,000
Remaining shares available for future grant	680,000

The estimated grant date fair value of the Company’s stock-based awards is amortized ratably over the award’s service periods. The following table reflects stock-based compensation expense recognized for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Six months
	through	through	ended
	June 30, 2019	January 31, 2019	June 30, 2018
(in thousands)
General and administrative	$856	$3,466	$1,734
Sales and marketing	21	436	103
Research and development	—	223	117
Total stock-based compensation expense	$877	$4,125	$1,954

Restricted Stock Awards

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

Performance-Based Restricted Stock Unit Award Agreement

Performance-based RSUs granted under the 2019 Stock Plan will be awarded pursuant to a performance-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of performance-based Restricted Stock Unit Award Agreement (the “Performance RSU Agreement”). The Performance RSU Agreement provides for grants of RSUs, which only vest if the Company achieves at least 75% of its 2019 Corporate Goals, as set by the Company’s Board of Directors in March 2019, with the exact number of performance-based RSUs vesting pro-rated based on the level of achievement between 75% and 100%.  2019 Corporate Goals include financial performance, business development goals and other corporate metrics.  Assuming those parameters are satisfied, the performance-based RSUs have two potential issuance schedules: (i) one with 50% of the performance-based RSUs eligible for issuance on each of March 1, 2020 and March 1, 2021 and (ii) one with 100% of the performance-based RSUs eligible for issuance on March 1, 2020, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested performance-based RSUs will vest and be settled immediately prior to the change of control.

The following table reflects the Company’s restricted stock award (RSU) activity for the periods indicated:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at January 31, 2019	—	$—
Granted	1,100,000	$6.07
Forfeited, Successor period	(179,000)	$6.07
Vested restricted stock awards	—	$—
Unvested at June 30, 2019	921,000	$6.07

On March 26, 2019, the Compensation Committee of the Company granted the following to certain executives of the Company:

•	511,000 time-based RSUs -
o 367,000 vest ratably over three years beginning on the first anniversary; and,
o	144,000 vest 100% on the first anniversary of the date of grant.
•	509,000 performance-based RSUs -
o

367,000 are eligible to vest as follows: a maximum of 50% are eligible to vest on each of March 1, 2020 and March 1, 2021 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained — ratably, between 75% and 100% attainment); and,

o

142,000 of the performance-based RSUs are scheduled to vest as follows: a maximum of 100% are eligible to vest on March 1, 2020 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained - ratably, between 75% and 100% attainment).

On April 23, 2019, the Compensation Committee of the Company granted 80,000 time-based RSUs to certain Directors of the Company. The April 2019 RSUs vest ratably over three years.

As of June 30, 2019, unrecognized stock-based compensation expense related to RSUs under the 2019 Plan was $4.7 million which will be recognized over the weighted-average remaining period of 1.9 years.

Stock Option Grants

The following table reflects the Company’s stock option grant activity for the periods indicated:

Stock Options Outstanding
Weighted-average
Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at January 31, 2019	—	$-
Granted, Successor period	549,000	2.81	9.9
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding at June 30, 2019	549,000	$2.81
Vested or expected to vest at June 30, 2019	—	$—
Exercisable at June 30, 2019	—	$—

On May 21, 2019, The Compensation Committee of the Company granted 549,000 stock options to certain non-executive employees of the Company.

The per-share weighted-average grant date fair value of the stock options granted to employees during the Successor period February 1, 2019 through June 30, 2019 and six months ended June 30, 2018 was $1.95 and $0.50, respectively, per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Successor
Period from
February 1, 2019
through
June 30, 2019

Risk-free interest rate	2.27%
Expected term of options (in years)	6.00
Expected volatility	80.00%
Dividend yield	—

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

As of June 30, 2019, there was $1.0 million of total unrecognized stock-based compensation expense related to stock options under the 2019 Plan, which will be recognized over the weighted-average remaining period of 9.9 years.

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

15. Restructuring and Other Charges

There were no restructuring and other charges during the three or six months ended June 30, 2018. The following table reflects the Company’s restructuring and other charges for the periods indicated:

	Successor	Successor	Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	June 30, 2019	June 30, 2019	January 31, 2019

Severance	$648	$648	$776
Professional fees	—	—	23
Total restructuring and other costs	$648	$648	$799

Restructuring and other charges for the Successor periods three months ended June 30, 2019 and February 1, 2019 through June 30, 2019 reflect severance fees related to the reduction of executive officers. Restructuring and other charges for Predecessor period January 1, 2019 through January 31, 2019 primarily reflect severance costs related to the closure of the Denmark facility.

16. Reorganization items

There were no reorganization items during the three or six months ended June 30, 2018. The following table reflects reorganization items for the periods indicated. See Note 3—Fresh Start Accounting for further details.

	Successor	Successor	Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	June 30, 2019	June 30, 2019	January 31, 2019

Professional fees	$553	$553	$2,612
Iroko acquisition related fees	50	50	2,138
Legal fees	—	—	713
Other reorganization expenses	—	—	473
Bankruptcy fees	—	606	42
Gain on extinguishment of debt	—	—	(29,976)
Revaluation of assets and liabilities	—	—	(91,171)
Total reorganization items	$603	$1,209	$(115,169)

17. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and current officer Robert S. Radie and former officers Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against us was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  Defendants filed their brief on May 22, 2019 and Plaintiffs filed their reply on June 12, 2019. The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

On May 1, 2019, the Company was served in a lawsuit entitled International Brotherhood of Electrical Workers Local 728 Family Healthcare Plan v. Allergan, PLC, et al., which was filed in the Philadelphia County Court of Common Pleas (and subsequently coordinated with similar cases and transferred to the Delaware County Court of Common Pleas) on March 29, 2019 in which the Company was named as a defendant.  In the lawsuit, plaintiff alleges that the Company, along with numerous other named defendants, manufactured, promoted, sold and distributed branded and generic opioid pharmaceutical products in the Commonwealth of Pennsylvania, State of Florida and the City of Philadelphia.  Plaintiffs assert that the defendants’ conduct has exacted a financial burden on the plaintiff which has unnecessarily spent considerably more on costs directly attributable to opioid use and over-use in the Commonwealth of Pennsylvania and City of Philadelphia.   The Company disputes the allegations made in this lawsuit and intends to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On June 27, 2019, the Company was served in a lawsuit entitled L/S 150 Rouse Boulevard, LP vs. Zyla Life Sciences (f/k/a Egalet Corporation), Iroko Pharmaceuticals, Inc. and Iroko Pharmaceuticals LLC, which was filed in the Philadelphia County Court of Common Pleas on June 26, 2019.  The Complaint alleges that Iroko’s assets were fraudulently transferred to the Company in an attempt to avoid further payments under the lease for Iroko’s build-to-suit office space and seeks to impose a constructive trust on the Iroko assets that were transferred to the Company and/or on other Company property.  In addition, L/S 150 Rouse is seeking a declaratory judgment that the Company is a successor-in-interest to Iroko and has successor liability for Iroko’s debts to L/S 150 Rouse.  The amount of accelerated rent at issue is $8,731,141.  L/S 150 Rouse is also seeking attorneys’ fees and litigation fees and costs.  Damages related to this matter are indemnifiable under the Purchase Agreement and related documents.  The Company disputes the allegations made in this lawsuit and intends to defend these actions vigorously.  Iroko and various CRG entities have assumed the defense of this matter.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On August 7, 2019, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against iCeutica Inc. and iCeutica Pty Ltd. (together, the “Defendants”) seeking, among other things, declaratory and injunctive relief relating to the Defendants’ demand for reimbursement for patent activities in countries outside the United States in which the Company has expressly told the Defendants that the activities and expenditures are unreasonable in light of the Company’s current plans.  The Company has asked the Court to prohibit the Defendants from terminating the license agreement and to toll the cure period pending resolution of the dispute over the expense reimbursement. The Company cannot assess the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

In January 2017, Lupin Pharmaceuticals, Inc. and Lupin Limited (together “Lupin”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Lupin had submitted an Abbreviated New Drug Application (“ANDA”) to United States Food and Drug Administration (“FDA”) requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam). In the notice, Lupin alleges that U.S. Patent No. 9,526,734 covering meloxicam is invalid as obvious and that Lupin’s generic product will not infringe any claim of the patent. On February 10, 2017, Plaintiffs iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Maryland alleging infringement of U.S. Patent No. 9,526,734 by Lupin under 35 U.S.C. sections 271(e)(2) and 271(a)-(b).  On June 5, 2017, Lupin sent a second notice alleging that U.S. Patent No. 9,649,318 was invalid and not infringed. Plaintiffs filed an amended complaint alleging infringement of U.S. Patent Nos. 9,526,734 and 9,649,318 by the Lupin defendants under 35 U.S.C. sections 271(e)(2) and 271(a)-(b) on July 7, 2017.  On February 1, 2018, the district court granted Lupin’s motion for summary judgment on non-infringement and dismissed Plaintiffs’ amended complaint.  Plaintiffs filed a timely notice of appeal to the United States Court of Appeals for the Federal Circuit and filed their opening brief on July 13, 2018.  Lupin filed its answering brief on October 22, 2018 and Plaintiffs filed their reply brief on January 4, 2019.  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet was substituted for Iroko as a Plaintiff in this matter.  The parties settled the lawsuit, with no cash payment required by the Company, and plaintiffs filed a motion to dismiss the case. The Court dismissed the lawsuit on June 12, 2019.

In March 2018, Novitium Pharma LLC (“Novitium”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Novitium had submitted an ANDA to FDA requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam).  In the notice, Novitium alleges that its generic product will not infringe any claim of U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318.  On April 20, 2018, Plaintiffs iCeutica Pty Ltd and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Delaware alleging infringement of United States Patent Nos. 9,526,734, 9,649,318, and 9,808,468 by Novitium under 35 U.S.C. sections 271(e)(2) and 271(a)-(c).  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet was substituted for Iroko as a Plaintiff in this matter.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

Cosette Pharmaceuticals Supply Agreement

On January 31, 2019, as part of Asset Purchase Agreement to acquire products from Iroko, we assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. We are obligated to purchase all of our requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and are required to meet minimum purchase requirements for the calendar years 2019 and 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years. Total commitments to Cosette Pharmaceuticals, Inc are $6.5 million in each of years 2019 and 2020.

Catalent Pharma Solutions Commercial Supply Agreement

On January 31, 2019, as part of our Iroko Products Purchase Agreement, we assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent”) for the manufacture of certain SoluMatrix products. Based on the CSA, we are obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract (“Minimum Requirement”) through September 2021. Total commitments to Catalent are $1.0 million through the period ending September 2021.

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

The iCeutica License will terminate on a country-by-country basis upon the expiration of the last-to-expire of any patent rights in such country, and otherwise twenty years after the date of the first commercial introduction of a licensed product in such country.  Either party may terminate the license in its entirety if the other party materially breaches the License Agreement, subject to applicable cure periods.  The iCeutica License also contains customary provisions for an agreement of this type related to intellectual property matters, confidentiality, representations and warranties and indemnification.

Iroko Royalty Arrangement

Pursuant to the Purchase Agreement, on the Effective Date, the Company was also obligated to pay to Iroko a 5% royalty payment on Net Sales of TIVORBEX, ZORVOLEX and the development product acquired on a quarterly basis. In May 2019, the Company agreed to pay approximately $0.8 million to satisfy the royalty payment terminating any obligation for future payments with respect to this agreement.

Collaboration and License Agreement with Acura

In January 2015, the Company entered into the OXAYDO License Agreement with Acura to commercialize OXAYDO tablets containing Acura’s Aversion Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the United States. in 5 mg and 7.5 mg strengths but was not actively marketed at the time of the OXAYDO License Agreement. Under the terms of the OXAYDO License Agreement, Acura transferred the approved New Drug Application (“NDA”) for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide in all strengths.

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

Purchase Agreement with Luitpold

In January 2015, the Company entered into and consummated the transactions contemplated by the SPRIX Purchase Agreement with Luitpold (the “SPRIX Purchase Agreement”), pursuant to which the Company acquired certain assets and liabilities associated with SPRIX Nasal Spray and the Company was assigned an exclusive license with Recordati Ireland Ltd. (“Recordati”) for intranasal formulations of ketorolac tromethamine (the “Licensed Product”), the active ingredient in SPRIX Nasal Spray.  The Company is required to pay a fixed, single-digit royalty to Recordati on net sales of the Licensed Product.  The exclusive term of the license agreement expires, on a country-by-country basis, on the later of the final expiration of any patent right in such country that contains a valid claim covering the Licensed Product, or ten years from the date of the first commercial sale of the Licensed Product in such country, and thereafter the Company will retain a non-exclusive, perpetual license in such country. In addition, during the exclusivity period with respect to the United States, Canada and Latin America, the royalty payable to Recordati is decreased if no patent containing a valid claim is in force in the country at the time of sale.  SPRIX Nasal Spray is currently sold in the United States and the patent expired in December 2018 and the first commercial sale of SPRIX Nasal Spray in the United States occurred in May 2011.

19. Income Taxes

The Company had a deferred tax liability of $24,000 as of June 30, 2019 and December 31, 2018, respectively. The Company maintains a full valuation allowance against all net deferred tax assets for federal and foreign purposes except for the net deferred tax liability as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: anticipated benefits of the Iroko Products Acquisition and the impact of the Iroko Products Acquisition on our earnings, capital structure, strategic plan and results of operations; our ability to continue as a going concern, including our ability to access cash when necessary; our ability to comply with our debt covenants; the impact of our bankruptcy on our business going forward, including with regard to relationships with vendors and customers, employee attrition, and the costs and expenses resulting from our bankruptcy; the trading price of our common stock and the liquidity of the trading market with respect thereto; our ability to satisfy Nasdaq initial listing requirements; our ability to maintain our key license arrangements, including our license agreement with iCeutica, which has alleged a material breach thereof; our ability to recruit or retain key scientific or management personnel or to retain our executive officers; our ability to obtain and maintain regulatory approval of our products and the labeling claims that we believe are necessary or desirable for successful commercialization of our products; the impact of strengthening any of the labels for our products; our ability to maintain the intellectual property position of our products; our ability to operate our business without infringing the intellectual property rights of others; our ability to identify and reliance upon qualified third parties to manufacture our products, particularly single source suppliers; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies and differentiating our products in a crowded therapeutic area; our ability to commercialize our products, and to do so successfully; the rate and degree of receptivity in the marketplace and among physicians to our products; the costs of commercialization activities, including marketing, sales and distribution; the size and growth potential of the markets for our products, and our ability to service those markets; our ability to obtain reimbursement and third-party payor contracts for our products; the impact of commercial access wins on patient access to our products; the entry of any generic products for SPRIX Nasal Spray or our other products or the loss of exclusivity with regard to any of our licenses; any delay in or inability to reformulate SPRIX Nasal Spray; our ability to find and hire qualified sales professionals; the success of products that compete with our products that are or become available; the regulatory environment and recently enacted and future legislation and regulations regarding the healthcare system, including relating to social concerns about limiting the use of opioids; the outcome of any litigation or disputes in which we are or may be involved; our ability to integrate and grow any businesses or products that it may acquire; and general market conditions.

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

Our Current Business

We are a commercial-stage life sciences company focused on marketing important treatments for patients and healthcare providers. Zyla Life Sciences currently has a portfolio of innovative treatments for pain and inflammation. We have seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), , INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII. To augment our current product portfolio, we are seeking to acquire additional product candidates or approved products.

Since we acquired and licensed SPRIX Nasal Spray and OXAYDO, respectively, we have built a fully scaled commercial organization focused on educating providers and treating individuals with pain and inflammation. We have evolved our business from opioids to non-narcotics, both with the acquisition of the Iroko products and an increased emphasis on the promotion of our NSAID SPRIX Nasal Spray. The Iroko products can be promoted with our existing salesforce with little additional expense. Prior to our acquisition of the five Iroko products, we had over 80 territories focused on similar targets. We added additional geographies where the Iroko products had been previously marketed. Our 87 sales representatives promote our products to approximately 8,000 healthcare providers in the United States. We believe that our focused targeting, sales force execution, proper brand positioning, message delivery and education, as well as our focus on ensuring proper product access to patients who require our therapies, will help us achieve our promotional goals. With our expanded commercial portfolio in place, we are looking at ways to maximize our assets through a multifaceted approach. We are analyzing our distribution model to look for efficiencies as well as new distribution strategies, evaluating our payer contracting strategy, working to improve our sales force targeting and assessing new ways to incentivize our sales representatives. Our goal is to maximize net revenue where we currently have business and build a sustainable growth model.

We plan to grow our business through our commercial revenue and potential business development opportunities.

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, other than as noted below.

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

We determined that no events have occurred or circumstances changed during the period from February 1, 2019 through June 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of our reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

(in thousands)	Three months ended
	June 30,
	2019	2018	Change
Revenue
Net product sales	$22,034	$7,443	$14,591
Total revenue	22,034	7,443	14,591

Costs and Expenses
Cost of sales (excluding amortization of product rights)	14,172	1,565	12,607
Amortization of product rights	3,497	531	2,966
General and administrative	7,417	6,694	723
Sales and marketing	9,135	9,019	116
Research and development	4	999	(995)
Restructuring & other charges	648	—	648
Change in fair value of contingent consideration payable	2,700	—	2,700
Total costs and expenses	37,573	18,808	18,765
Loss from operations	(15,539)	(11,365)	(4,174)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,181)	3,181
Interest expense, net	3,636	3,804	(168)
Other (gain) loss	(135)	(25)	(110)
Loss (gain) on foreign currency exchange	—	—	—
Total other (income) expense	3,501	598	2,903
Reorganization items	603	—	603
Loss after reorganization charges and before provision (benefit) for income taxes	(19,643)	(11,963)	(7,680)
Provision (benefit) for income taxes	—	—	—
Net loss	$(19,643)	$(11,963)	$(7,680)

Net Product Sales

Net product sales increased by $14.6 million for the three months ended June 30, 2019 from the three months ended June 30, 2018.  Net product sales for the three months ended June 30, 2019 consisted of $8.0 million for SPRIX Nasal Spray, $0.9 million for OXAYDO, $1.0 million for the SOLUMATRIX products and $12.1 million for INDOCIN products. Net product sales for the three months ended June 30, 2018 consisted of $5.4 million for SPRIX Nasal Spray, $1.7 million for OXAYDO and $0.4 million for ARYMO ER.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased by $12.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the three months ended June 30, 2019 and $0.8 million for the buyout of the Iroko Royalty Arrangement.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended June 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of product rights

Amortization of product rights increased by $3.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

General and administrative expenses increased by $0.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due to an increase in administrative expenses of $1.5 million driven by legal and accounting fees, partially offset by a decrease in ARYMO ER and OXAYDO post-marketing study fees of  $0.4 million and a decrease in salary and stock compensation expense of $0.5 million due to reduced headcount.

Sales and marketing expenses

Sales and marketing expenses increased by $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Research and development expenses

Research and development expenses decreased by $1.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  This decrease was driven by a discontinuation of operating expenses that did not directly support the growth of our commercial business.

Restructuring and other charges

Restructuring and other charges of $0.6 million for the three months ended June 30, 2019 reflect costs related to the reduction of executive officers. There were no restructuring charges in the three month period ended June 30, 2018.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration during the three months ended June 30, 2019 was $2.7 million. The change in fair value of the contingent consideration during the three months ended June 30, 2019 was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 12 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended June 30, 2018, we recognized a change in the fair value of our derivative liabilities of $3.2 million. The 6.50% Notes were cancelled as a part of the reorganization.

Interest expense

The decrease of $0.2 million was driven primarily by the cancellation of the 5.50% Convertible Notes and 6.50% Convertible Notes as a result of our Chapter 11 filing.

The interest expense of $3.6 million for the three months ended June 30, 2019 includes non-cash interest and amortization of debt discount totaling $1.8 million.  The interest expense of $3.8 million for the three months ended June 30, 2018 includes non-cash interest of and amortization of debt discount totaling $0.7 million.

Reorganization items

Reorganization items of $0.6 million for the three months ended June 30, 2019 consisted of fees related to the bankruptcy and Iroko Products Acquisition.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the three months ended June 30, 2019 or June 30, 2018 since we have a full valuation allowance for federal and state purposes.

Comparison of the period from February 1, 2019 through June 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) to the six months ended June 30, 2018 (Predecessor)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Six Months
	through	through	Ended
(in thousands)	June 30, 2019	January 31, 2019	June 30, 2018	Change
Revenue
Net product sales	$37,843	$1,775	$13,704	$25,914
Total revenue	37,843	1,775	13,704	25,914

Costs and Expenses
Cost of sales (excluding amortization of product rights)	26,633	554	3,780	23,407
Amortization of product rights	5,828	171	1,068	4,931
General and administrative	10,782	5,413	13,767	2,428
Sales and marketing	14,265	2,773	18,074	(1,036)
Research and development	11	186	2,302	(2,105)
Restructuring & other charges	648	799	—	1,447
Change in fair value of contingent consideration payable	2,900	—	—	2,900
Total costs and expenses	61,067	9,896	38,991	31,972
Loss from operations	(23,224)	(8,121)	(25,287)	(6,058)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(8,306)	8,306
Interest expense, net	5,828	(52)	7,360	(1,584)
Other gain	(135)	(140)	(25)	(250)
Total other (income) expense	5,693	(192)	(971)	6,472
Reorganization items	1,209	(115,169)	—	(113,960)
Loss after reorganization charges and before provision (benefit) for income taxes	(30,126)	107,240	(24,316)	101,430
Provision (benefit) for income taxes	—	—	—	—
Net loss	$(30,126)	$107,240	$(24,316)	$101,430

Net product sales

Net product sales increased by $25.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net product sales for the six months ended June 30, 2019 consisted of $13.2 million for SPRIX Nasal Spray, $2.0 million for OXAYDO, $4.8 million for the SOLUMATRIX products and $19.6 million for INDOCIN products.  Net product sales for the six months ended June 30, 2018 consisted of $10.2 million for SPRIX Nasal Spray, $2.9 million for OXAYDO and $0.5 million for ARYMO ER.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased by $23.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO reflect the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies from January 1, 2019 to January 31, 2019.  Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the period from February 1, 2019 to June 30, 2019. Cost of sales includes $0.8 million for the buyout of the Iroko Royalty Arrangement.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the six months ended June 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period. There was a charge related to the minimum manufacturing requirements for ARYMO ER of $0.6 million in the six months ended June 30, 2018

Amortization of product rights

Amortization of product rights increased by $4.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

General and administrative expenses increased by $2.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to an increase in stock-based compensation expense of $2.6 million, administrative fees of $1.5 million and consulting fees of $0.3 million. We recognized $3.5 million of unamortized stock-based compensation on January 31, 2019 as a result of the reorganization. These expenses were offset by a decrease in ARYMO ER and OXAYDO post-marketing study fees of $1.0 million and lower salary expense of $0.9 million due to reduced headcount.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily due to a $0.7 million decrease in marketing expenses as a result of the discontinuation of promotion of ARYMO ER in September 2018 and a $0.4 million decrease in salary and stock compensation expenses.

Research and development expenses

Research and development expenses decreased by $2.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  This decrease was driven by a discontinuation of operating expenses that did not directly support the growth of our commercial business.

Restructuring and other charges

Restructuring and other charges of $1.4 million for the six months ended June 30, 2019 reflect costs of severance payments related to reduction of executive officers and a reduction in force in our Denmark facility in January 2019. There were no restructuring charges in the six month period ended June 30, 2018.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the period from February 1, 2019 through June 30, 2019 was $2.9 million The change in fair value of the contingent consideration for the period from February 1, 2019 through June 30, 2019 was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 12 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the six months ended June 30, 2018, we recognized a change in the fair value of our derivative liabilities of $8.3 million. The 6.50% Notes were cancelled as a part of the reorganization.

Interest expense

The decrease of $1.6 million was driven primarily by the cancellation of the 5.50% Convertible Notes and 6.50% Convertible Notes as a result of our Chapter 11 filing.

The interest expense of $5.8 million for the six months ended June 30, 2019 includes non-cash interest and amortization of debt discount totaling $2.9 million.  The interest expense of $7.4 million for the six months ended June 30, 2018 includes non-cash interest of and amortization of debt discount totaling $1.2 million.

Reorganization items

Reorganization items of $114.0 million for the six months ended June 30, 2019 consisted of a gain on the revaluation of assets and liabilities of $91.2 million, a gain on extinguishment of debt of $30.0 million and fees of $7.2 million related to the bankruptcy and Iroko Products Acquisition.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the six months ended June 30, 2019 or June 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net loss of $30.1 million, net income of $107.2 million and net loss of $24.3 million for the period February 1, 2019 through June 30, 2019, the period January 1, 2019 through January 31, 2019 and the six months ended June 30, 2018, respectively. Our operating activities used $13.8 million of cash during the period from February 1, 2019 through June 30, 2019, provided $0.8 million of cash for the period from January 1, 2019 through January 31, 2019 and used $26.0 million of cash in the six months ended June 30, 2018.  At June 30, 2019, we had an accumulated deficit of

$30.1 million, a working capital deficit of $14.3 million and cash, cash equivalents and restricted cash totaling $12.5 million.

Cash Flows

The following table summarizes our cash flows for the period from February 1, 2019 through June 30, 2019, the period from January 1, 2019 through January 31, 2019 and the six months ended June 30, 2018:

(in thousands)	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Six months
	through	through	ended
	June 30, 2019	January 31, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$(13,777)	$822	$(26,008)
Investing activities	4,973	—	27,940
Financing activities	3,847	(19,104)	4,847
Effect of foreign currency translation on cash	(36)	6	(40)
Net (decrease) increase in cash and restricted cash	$(4,993)	$(18,276)	$6,739

Cash Flows from Operating Activities

Net cash used in operating activities for the period from February 1, 2019 through June 30, 2019 was $13.8 million and consisted primarily of a net loss of $30.1 million.  The net loss was partially offset by $6.2 million in depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities of $3.5 million consisted of an increase in accounts receivable of $17.1 million, offset by decrease in inventory of $19.3 million and a decrease in accrued expenses of $2.8 million.

Net cash provided by operating activities for the period from January 1, 2019 through January 31, 2019 was $0.8 million and consisted primarily of net income of $107.2 million. In addition to net income, there were reorganization items of $121.1 million. Net cash inflows from changes in operating assets and liabilities of $10.4 million primarily consisted of a decrease in accounts receivable of $3.9 million, a decrease in other receivables of $0.7 million and a decrease in accrued expenses of $5.2 million.

Net cash used in operating activities for the six ended June 30, 2018 was $26.0 million and included a net loss of $24.3 million.  Net non-cash adjustments to reconcile net loss to net cash provided by operations were $2.8 million, and included $8.3 million in change in fair value of our derivative liability, partially offset by depreciation and amortization expense of $2.4 million, stock-based compensation expense of $2.0 million and non-cash interest and amortization of debt discount of $1.2 million. Net cash outflows from changes in operating assets and liabilities of $1.2 million consisted of an increase in accrued expenses of $6.8 million, offset by decreases in accounts receivable of $5.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the period from February 1, 2019 through June 30, 2019 was $5.0 million and consisted of cash inflows of $2.5 million and $2.5 million for the maturity and sale of investments, respectively.

Net cash provided by investing activities for the six months ended June 30, 2018 was $27.9 million and consisted primarily of the maturity of investments for $51.4 million, offset by cash outflows of $23.5 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.8 million for the period from February 1, 2019 through June 30, 2019 and consisted of net proceeds from the Highbridge Credit Agreement.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, sales and marketing expenses, manufacturing, commercial infrastructure, legal and other regulatory expense, business development opportunities and general overhead costs, including interest and principal repayments on indebtedness.

To date, we have been unable to achieve profitability, and with just our existing products and product candidates, we believe we are unlikely to achieve profitability in the future.

Until such time if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our holders of our common stock. If we issue additional equity, the holders of our common stock will be diluted. The indenture governing the 13% Senior Secured Notes contains covenants that, among other things, restrict our ability to issue additional indebtedness.  Although our ability to issue additional indebtedness is significantly limited by such covenants, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our Successor Zyla common stock and could contain covenants that restrict our operations.  We may also seek to raise additional financing through the issuance of debt which, if available and permitted pursuant to the documents governing the 13% Senior Secured Notes, the Credit Agreement and any other indebtedness we may incur in the future, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.  In addition, certain agreements we entered into in connection with the consummation of the Iroko Products Acquisition and the Chapter 11 Cases further restrict and limit our ability to raise additional capital, including agreements with respect to pre-emptive rights. Accordingly, our ability to raise additional capital is restricted by these agreements as well.

Going Concern

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $12.5 million. Even though we have emerged from bankruptcy and have funds available under the Credit Agreement, we continue to have significant indebtedness and our ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements.  We cannot be certain that these initiatives will be successful.

Our current debt arrangements with holders of the Series A-1 and Series A-2 Notes as well as the Credit Agreement involve agreements that include minimum liquidity requirements and covenants limiting or restricting our ability to take specific actions. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us.

The unaudited financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to successfully integrate the Iroko Products into our business, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Purchase Commitments

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$1,455	$538	$917	$—	$—
13% Series A-1 Notes (2)	75,681	4,734	17,470	53,477	—
13% Series A-2 Notes (3)	70,112	6,259	15,723	48,130	—
Promissory Note (4)	5,019	2,250	2,769	—	—
Credit agreement (5)	6,396	514	5,882	—	—
Supply Agreement - Cosette Pharmaceuticals (6)	12,960	6,480	6,480	—	—
Supply Agreement - Catalent (7)	1,000	500	500	—	—
Total	$172,623	$21,275	$49,741	$101,607	$—

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

(5)

On March 20, 2019, (the “Closing Date”), we entered into the Credit Agreement with Cantor Fitzgerald Securities as administrative agent and collateral agent certain funds managed by Highbridge Capital Management, LLC, as lenders, which Credit Agreement consists of a $20.0 million revolving line of credit. We drew $5.0 million on the Closing Date and must maintain at least 25% of the commitment amount outstanding at all times.  Advances under the Credit Agreement bear interest at the Company’s option at either the LIBOR Rate (as defined in the Credit Agreement) plus 5.00% or the Base Rate (as defined in the Credit Agreement) plus 4.00%. The Credit Agreement matures on March 20, 2022.

(6)

On January 31, 2019, as part of Asset Purchase Agreement to acquire products from Iroko, we assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. We are obligated to purchase all of our requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and are required to meet minimum purchase requirements for the calendar years 2019 and 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents and restricted cash of $12.5 million. As of December 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $40.7 million, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”)/principal financial officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our PEO/PFO, concluded that as of June 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period from April 1, 2019 through June 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 17 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and is updated for the following:

If the licensor of our SoluMatrix products were to terminate its license agreement with us, our financial condition and results of operations could suffer.

We license the intellectual property for our SoluMatrix products from iCeutica Pty Ltd.  On May 16, 2019, we received a notice of an alleged material breach of the license agreement with iCeutica due to a financial dispute over our refusal to reimburse iCeutica for patent activities in countries outside the United States in which we have expressly told iCeutica we have no current intention to market the products/the expense of maintaining the intellectual property is unreasonable. The license agreement permits iCeutica to terminate the agreement if certain material breaches are not cured within ninety (90) days.  Since our receipt of the notice, we have attempted to engage in good faith negotiations concerning the issues, as required by the license agreement, and requested and obtained a three-week extension of the cure period. However, we were unable to reach a solution despite our efforts and filed a declaratory judgment action in the Delaware Chancery Court and are seeking a preliminary injunction to prohibit iCeutica from terminating the license agreement and to toll the cure period pending resolution of the contract dispute.  If we are unable to get the injunction and fail to cure the breach, iCeutica may be able to terminate the agreement, which would have a material adverse effect on our financial condition and results of operations.

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

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products, it could reduce our sales of those products. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FFDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non‑infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. Depending on the product, these manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products. Generic equivalents may be significantly less costly than ours to bring to market and companies that produce generic equivalents are often able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates.  For example, the patent for SPRIX Nasal Spray expired in December 2018 and Indocin currently has no patent protection.  We cannot be certain what impact generic products would have on our revenues from SPRIX Nasal Spray and Indocin, or our operating results generally, given that a significant portion of our revenue is derived from our sales of SPRIX Nasal Spray and Indocin.  Prior to our purchase of products from Iroko, Iroko settled patent infringement litigation with Lupin, which settlement will allow Lupin to launch a generic form of ZORVOLEX prior to the expiration of the patents covering ZORVOLEX, no later than the second half 2023. In addition, iCeutica and Iroko sued Novitium and Lupin over their ANDAs for a generic version of VIVLODEX.  While we settled with Lupin, the case with Novitium remains ongoing.

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

Our competitors, particularly our larger competitors, may also have much more bargaining power than we do with various distributors and others in the pharmaceutical sales chain.  As a result, our profit margins on our products may be lower, sometimes significantly lower, than our competitors’.

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

2.3

Amendment No. 3 to the Asset Purchase Agreement, dated as of October 30, 2018, by and among Iroko Pharmaceuticals, Inc., Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.1

Fourth Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 1, 2019).

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Zyla Life Sciences (incorporated by reference to Exhibit 3.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.3

Second Amended and Restated Bylaws of Egalet Corporation (incorporated by reference to Exhibit 3.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

3.4

First Amendment to Second Amended and Restated Bylaws of Zyla Life Sciences (incorporated by reference to Exhibit 3.2 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

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

10.1	Separation Agreement and General Release dated May 28, 2019 between Egalet Corporation and Barbara Carlin (filed herewith).+

10.2	Separation Agreement and General Release dated July 9, 2019 between Egalet Corporation (now Zyla Life Sciences) and Patrick M. Shea (filed herewith).+

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

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

+Management or compensatory plan or arrangement.

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

2.3

Amendment No. 3 to the Asset Purchase Agreement, dated as of October 30, 2018, by and among Iroko Pharmaceuticals, Inc., Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.1

Fourth Amended and Restated Certificate of Incorporation of Egalet Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 1, 2019).

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Zyla Life Sciences (incorporated by reference to Exhibit 3.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.3

Second Amended and Restated Bylaws of Egalet Corporation (incorporated by reference to Exhibit 3.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

3.4

First Amendment to Second Amended and Restated Bylaws of Zyla Life Sciences (incorporated by reference to Exhibit 3.2 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

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

10.1	Separation Agreement and General Release dated May 28, 2019 between Egalet Corporation and Barbara Carlin (filed herewith).+

10.2	Separation Agreement and General Release dated July 9, 2019 between Egalet Corporation (now Zyla Life Sciences) and Patrick M. Shea (filed herewith).+

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

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

+Management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2019

ZYLA LIFE SCIENCES

	By:	/s/ Robert S. Radie
Robert S. Radie
President and Chief Executive Officer and Principal Financial Officer