Form 10-Q
period 2019-09-30
Zyla Life Sciences
filed 2019-11-14
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Common Stock, $0.001 par value                                 Shares outstanding as of November 9, 2019: 9,360,968

		Page

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2019 (Successor) (unaudited) and December 31, 2018 (Predecessor)	1
	Consolidated Statements of Operations unaudited for the three months ended September 30, 2019 (Successor), the Period February 1, 2019 through September 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three and nine months ended September 30, 2018 (Predecessor)	2
	Consolidated Statements of Comprehensive Loss unaudited for the three months ended September 30, 2019 (Successor), the Period February 1, 2019 through September 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the three and nine months ended September 30, 2018 (Predecessor)	3
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended September 30, 2019 (Successor), Period February 1, 2019 through September 30, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the nine months ended September 30, 2018 (Predecessor)	4
	Consolidated Statements of Cash Flows unaudited for the Period February 1, 2019 through September 30, 2019 (Successor), the Period January 1, 2019 to January 31, 2019 (Predecessor) and the nine months ended September 30, 2018 (Predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51

SIGNATURES		55

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Zyla Life Sciences and its subsidiaries. The Zyla logo is our trademark and Zyla is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of September 30, 2019.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Zyla Life Sciences and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,594	$35,323
Marketable securities, available for sale	—	4,988
Accounts receivable, net	26,578	8,006
Inventory	9,538	2,639
Prepaid expenses and other current assets	1,571	2,715
Other receivables	—	846
Total current assets	56,281	54,517
Intangible assets, net	113,980	4,281
Restricted cash	400	400
Property and equipment, net	3,513	1,059
Right of use assets, net	2,885	—
Goodwill	58,747	—
Deposits and other assets	3,242	1,676
Total assets	$239,048	$61,933
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,807	$8,561
Accrued expenses	49,625	24,584
Debt - current, net	6,990	—
Acquisition-related contingent consideration	2,700	—
Other current liabilities	976	—
Total current liabilities	76,098	33,145
Debt - non-current portion, net	92,630	—
Acquisition-related contingent consideration	15,600	—
Deferred income tax liability	23	24
Credit agreement	3,965	—
Other liabilities	2,329	536
Total liabilities not subject to compromise	190,645	33,705

Liabilities subject to compromise	—	139,588

Stockholders’ equity (deficit):
Predecessor common stock--$0.001 par value; 275,000,000 shares authorized; 56,547,101 shares issued and outstanding at December 31, 2018	—	55
Successor common stock--$0.001 par value; 100,000,000 shares authorized; 9,360,968 shares issued and outstanding at September 30, 2019	9	—
Additional paid-in capital	88,817	276,569
Accumulated other comprehensive (loss) income	(7)	869
Accumulated deficit	(40,416)	(388,853)
Total stockholders' equity (deficit)	48,403	(111,360)
Total liabilities and stockholders’ equity	$239,048	$61,933

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Nine months
	ended	ended	through	through	ended
	September 30, 2019	September 30, 2018	September 30, 2019	January 31, 2019	September 30, 2018
Revenue
Net product sales	$22,386	$8,153	$60,230	$1,775	$21,857
Total revenue	22,386	8,153	60,230	1,775	21,857

Costs and Expenses
Cost of sales (excluding amortization of product rights)	10,394	1,773	37,027	554	5,553
Amortization of product rights	3,497	526	9,326	171	1,594
General and administrative	6,044	5,556	16,827	5,413	19,322
Sales and marketing	9,316	7,932	23,582	2,773	26,006
Research and development	3	956	13	186	3,258
Restructuring and other charges	—	13,864	648	799	13,864
Change in fair value of contingent consideration payable	795	—	3,695	—	—
Total costs and expenses	30,049	30,607	91,118	9,896	69,597
Loss from operations	(7,663)	(22,454)	(30,888)	(8,121)	(47,740)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,986)	—	—	(12,292)
Interest expense (income), net	3,749	32,891	9,577	(52)	40,251
Other (gain) loss	(1,122)	(132)	(1,258)	(140)	(158)
Loss on foreign currency exchange	—	—	—	—	(1)
Total other expense (income)	2,627	28,773	8,319	(192)	27,800
Reorganization items	—	—	1,209	(115,169)	—
Net (loss) income	$(10,290)	$(51,227)	$(40,416)	$107,240	$(75,540)
Per share information:
Net (loss) income per share of common stock, basic and diluted	$(0.72)	$(0.93)	$(2.82)	$1.90	$(1.45)
Weighted-average shares outstanding, basic and diluted	14,333,332	55,192,542	14,333,332	56,547,101	51,944,358

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Nine months
	ended	ended	through	through	ended
	September 30, 2019	September 30, 2018	September 30, 2019	January 31, 2019	September 30, 2018
Net (loss) income	$(10,290)	$(51,227)	$(40,416)	$107,240	$(75,540)
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	7		—	36
Foreign currency translation adjustments	3	(21)	(7)	—	(132)
Comprehensive (loss) income	$(10,287)	$(51,241)	$(40,423)	$107,240	$(75,636)

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except per share data)

	Common stock
					Accumulated
		$0.001	Additional		Other
	Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total

Balance as of December 31, 2017 (Predecessor)	45,939,663	$46	$254,871	$(295,300)	$1,008	$(39,375)
Cumulative adjustment - ASU 2014-09	—	—	—	1,901	—	1,901
Deferred tax liability	—	—	(920)	—	—	(920)
Issuance of common stock, net of costs	5,941,538	6	4,151	—	—	4,157
Exchange of convertible debt and issuance of warrants	1,000,000	1	12,497	—	—	12,498
Stock-based compensation expense	—	—	952	—	—	952
Unrealized loss on available for sale securities	—	—	—	—	(30)	(30)
Foreign currency translation adjustment	—	—	—	—	124	124
Net loss	—	—	—	(12,353)	—	(12,353)
Balance as of March 31, 2018 (Predecessor)	52,881,201	$53	$271,551	$(305,752)	$1,102	$(33,046)

Balance as of April 1, 2018 (Predecessor)	52,881,201	$53	$271,551	$(305,752)	$1,102	$(33,046)
Restricted shares of common stock issued	1,500,000	—	—	—	—	—
Deferred tax liability	—	—	(60)	—	—	(60)
Issuance of common stock, net of costs	1,917,172	—	886	—	—	886
Stock-based compensation expense	—	—	1,002	—	—	1,002
Unrealized loss on available for sale securities	—	—	—	—	59	59
Foreign currency translation adjustment	—	—	—	—	(235)	(235)
Net loss	—	—	—	(11,961)	—	(11,961)
Balance as of June 30, 2018 (Predecessor)	56,298,373	$53	$273,379	$(317,713)	$926	$(43,355)

Balance as of July 1, 2018 (Predecessor)	56,298,373	53	273,379	(317,713)	926	(43,355)
Deferred tax liability	—	—	980	—		980
Issuance of common stock, net of costs	473,728	—	181	—		181
Stock-based compensation expense	—	—	1,140	—		1,140
Unrealized loss on available for sale securities	—	—	—	—	7	7
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Net loss	—	—	—	(51,227)		(51,227)
Balance as of September 30, 2018 (Predecessor)	56,772,101	$53	$275,680	$(368,940)	$912	$(92,295)

Balance as of December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	107,240	—	107,240
Cancellation of Predecessor common stock and stock-based compensation	(56,547,101)	(55)	(280,694)	—	—	(280,749)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	281,613	(869)	280,744
Common stock issued for settlement of predecessor debt	4,774,093	5	31,000	—	—	31,005
Common stock issued for asset purchase	4,586,875	4	29,784	—	—	29,788
Warrants issued for settlement of predecessor debt	—	—	14,303	—	—	14,303
Warrants issued for asset purchase	—	—	11,841	—	—	11,841
Balance as of January 31, 2019 (Predecessor)	9,360,968	$9	$86,928	$—	$—	$86,937

Balance as of February 1, 2019 (Successor)	9,360,968	9	86,928	—	—	86,937
Stock-based compensation expense	—	—	60	—	—	60
Unrealized loss on available for sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)
Net loss	—	—	—	(10,483)	—	(10,483)
Balance as of March 31, 2019 (Successor)	9,360,968	$9	$86,988	$(10,483)	$(9)	$76,505

Balance as of April 1, 2019 (Successor)	9,360,968	9	86,988	(10,483)	(9)	76,505
Stock-based compensation expense	—	—	818	—	—	818
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(19,643)	—	(19,643)
Balance as of June 30, 2019 (Successor)	9,360,968	$9	$87,806	$(30,126)	$(10)	$57,679

Balance as of July 1, 2019 (Successor)	9,360,968	9	87,806	(30,126)	(10)	57,679
Stock-based compensation expense	—	—	1,011	—	—	1,011
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(10,290)	—	(10,290)
Balance as of September 30, 2019 (Successor)	9,360,968	$9	$88,817	$(40,416)	$(7)	$48,403

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Nine months
	through	through	ended
	September 30, 2019	January 31, 2019	September 30, 2018
Operating activities:
Net (loss) income	$(40,416)	$107,240	$(75,540)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,876	204	3,582
Non-cash impairment of property and equipment	—	—	6,886
Non-cash reorganization items	—	(121,144)	—
Change in fair value of warrant and derivative liability	—	—	(12,292)
Stock-based compensation expense	1,889	4,125	3,094
Non-cash interest and amortization of debt discount	5,156	(9)	31,043
Accretion of discount on marketable securities	(3)	(5)	(185)
Right of Use Assets	(1,031)	—	—
Change in fair value of contingent consideration	3,695	—	—
Changes in assets and liabilities:
Accounts receivable	(22,437)	3,865	(7,092)
Inventory	24,300	340	29
Prepaid expenses	2,376	219	1,821
Other receivables	128	711	(130)
Deposits and other assets	(1,570)	1	703
Accounts payable	7,470	103	(3,453)
Accrued expenses	2,854	5,172	5,884
Other current liabilities	(249)	—	—
Other liabilities	970	—	(137)
Net cash (used in) provided by operating activities	(6,992)	822	(45,787)
Investing activities:
Payments for purchase of property and equipment	(24)	—	(9)
Purchases of investments	—	—	(23,465)
Sales of investments	2,497	—	—
Maturity of investments	2,500	—	67,675
Net cash provided by investing activities	4,973	—	44,201
Financing activities:
Net proceeds from issuance of common stock	—	—	5,216
Payments on borrowings	(232)	(19,104)	—
Proceeds from credit agreement	3,770	—	—
Royalty payments in connection with the 13% Notes	—	—	(421)
Net cash provided by (used in) financing activities	3,538	(19,104)	4,795
Effect of foreign currency translation on cash and cash equivalents	28	6	(51)
Net increase (decrease) cash, cash equivalents and restricted cash	1,547	(18,276)	3,158
Cash, cash equivalents and restricted cash at beginning of period	17,447	35,723	31,490
Cash, cash equivalents and restricted cash at end of period	$18,994	$17,447	$34,648

Supplemental disclosures of cash flow information:
Cash interest payments	$1,735	$—	$11,893
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$—	$12,497

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Interim Financial Statements

The consolidated financial statements of Zyla Life Sciences and its subsidiaries (“Zyla” or the “Company”) as of September 30, 2019 (Successor), the three months ended September 30, 2019 (Successor) and for the periods from February 1, 2019 through September 30, 2019 (Successor), January 1, 2019 through January 31, 2019 (Predecessor) and the three and nine months ended September 30, 2018 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company’s Consolidated Balance Sheet as of December 31, 2018 (Predecessor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). The Company’s consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s 2018 Annual Report on Form 10-K, though, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on January 31, 2019. For additional information, see Note 3- Fresh Start Accounting. The Company’s Consolidated Statements of Operations for the period from February 1, 2019 through September 30, 2019 (Successor) are not necessarily indicative of future financial results.

Organization and Business Overview

Zyla Life Sciences is a commercial-stage life sciences company focused on developing and marketing important treatments for patients and healthcare providers. The Company currently has a portfolio of innovative treatments for pain and inflammation. Zyla has seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  VIVLODEX, TIVORBEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory products. To augment its current product portfolio, the Company is seeking to acquire additional product candidates or approved products to develop and/or market. The Company plans to grow its business through its commercial revenue and potential business development opportunities.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

Chapter 11 Cases

On October 30, 2018, the Company entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the SOLUMATRIX® products and INDOCIN® products and one development product from Iroko Pharmaceuticals, Inc. and its subsidiaries (collectively, “Iroko”). To facilitate the transactions contemplated by the Purchase Agreement (the “Iroko Products Acquisition”) and to reorganize its financial structure, the Company and its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and a related Joint Plan of Reorganization (“the Plan”) on October 30, 2018.

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

Liquidity and Substantial Doubt in Going Concern

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of September 30, 2019, the Company had an accumulated deficit of $40.4 million and a working capital deficit of $19.8 million. Even though the Company emerged from bankruptcy, it continues to have significant indebtedness and its ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing its revenue, managing its expenses and complying with the terms of its new debt agreements. Refer to Note 9—Debt for additional details of these debt agreements.

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

The Company determined that no events have occurred or circumstances changed during the period from February 1, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of the Company’s reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board FASB issued ASU No. 2016-02 Leases (ASC 842). In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases" (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, "Leases (Topic 842)-Targeted Improvements" (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component during the period ended September 30, 2019.

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

Disaggregation of Revenue

The following table reflects revenue by revenue source for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Nine months ended
	ended	ended	through	through	ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	January 31, 2019	September 30, 2018
Product lines
INDOCIN products	$11,240	$—	$30,844	$—	$—
SPRIX Nasal Spray	6,419	6,097	18,300	1,354	16,314
SOLUMATRIX products	1,344	—	6,166	—	—
OXAYDO	3,383	1,882	4,920	421	4,831
ARYMO ER	—	174	—	—	712
Total	$22,386	$8,153	$60,230	$1,775	$21,857

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

Patient Discount Programs

The Company offers co-pay discount programs to patients for each of its products, in which patients receive a co-pay discount on their prescriptions. For discount amounts that are not immediately available, the Company estimates the total amount that will be redeemed using the expected value method based on the quantity of product shipped. The Company recognizes the discount as a reduction of revenue in the same period as the related revenue. As a result of actual co-pay experience related to Oxaydo product sales being more favorable than originally estimated, the Company reduced the Oxaydo co-pay sales allowance by approximately $2.3 million during the three months ended September 30, 2019.

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

The following table reflects activity in each of the net product sales allowance and reserve categories for the periods indicated:

	Successor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397
Allowances for current period sales	22,680	115,481	21,044	4,655	163,860
Payment and Adjustment of Assumed liabilities Iroko Products Acquisition	—	(5,791)	(2,799)	(836)	(9,426)
Credits or payments made for prior period sales	(605)	(13,540)	(2,699)	(1,562)	(18,406)
Credits or payments made for current period sales	(17,032)	(93,046)	(14,370)	—	(124,448)
Balances at September 30, 2019	$5,648	$22,434	$6,674	$10,221	$44,977

Total gross product sales					$224,090

Total provision for product sales allowances and accruals as a percentage of total gross sales					73%

	Predecessor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472
Allowances for current period sales	568	6,593	594	28	7,783
Assumed liabilities Iroko Products Acquisition	—	5,791	2,799	5,944	14,534
Credits or payments made for prior period sales	(361)	(6,380)	(559)	(28)	(7,328)
Credits or payments made for current period sales	(64)	—	—	—	(64)
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397

Total gross product sales					$9,559

Total provision for product sales allowances and accruals as a percentage of total gross sales					81%

	Predecessor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	6,038	52,441	5,383	2,729	66,591
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(555)	(7,866)	(1,235)	—	(9,656)
Credits or payments made for current period sales	(5,448)	(40,081)	(3,341)	(650)	(49,520)
Balances at September 30, 2018	$630	$12,359	$2,222	$2,079	$17,290

Total gross product sales					$88,628

Total provision for product sales allowances and accruals as a percentage of total gross sales					75%

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of September 30, 2019 or December 31, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of September 30, 2019 or December 31, 2018.

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

The Company owned no marketable securities as of September 30, 2019.

The following table reflects marketable securities of the Predecessor Company as of December 31, 2018:

(in thousands)	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and bonds	$4,990	$—	$(2)	$4,988
Total	$4,990	$—	$(2)	$4,988

6. Inventory

Inventory is stated at the lower of cost or market using actual cost net of reserve for excess and obsolete inventory. The following table reflects the components of inventory as of September 30, 2019 and December 31, 2018:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2019	2018
Raw materials	$1,449	$1,374
Work in process	3,038	665
Finished goods	5,051	600
Total	$9,538	$2,639

As a result of the Iroko Products Acquisition as of January 31, 2019, the SOLUMATRIX and INDOCIN products inventory was acquired and reflected at fair value of $28.4 million, with $27.1 million of finished goods inventory and $1.3 million of raw materials inventory. As of September 30, 2019, the fair value of the Company’s SOLUMATRIX and INDOCIN products inventory is $5.4 million, with $3.6 million of finished goods, $1.4 million of work-in-process inventory and $0.4 million of raw materials.

As a result of fresh start accounting, the Company’s SPRIX Nasal Spray and OXAYDO inventory was adjusted to its fair value of $5.5 million as of January 31, 2019. The fair value adjustment totaled $3.2 million, with $2.2 million related to work in process inventory and $1.0 million related to finished goods inventory. As of September 30, 2019, SPRIX and OXAYDO inventory was $4.1 million and the fair value adjustment had been fully expensed.

7. Intangible Assets and Goodwill

The following table reflects the balance of the intangible assets of the Successor Company as of September 30, 2019:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
INDOCIN product rights	$90,106	$(6,674)	$83,432	8.34
SPRIX Nasal Spray product rights	31,900	(2,363)	29,537	8.34
OXAYDO product rights	1,300	(289)	1,011	2.34
Goodwill	58,747	—	58,747	N/A
Total	$182,053	$(9,326)	$172,727

The following table reflects the balance of the intangible assets of the Predecessor Company as of December 31, 2018

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,623	$(4,330)	$3,293	3.00
SPRIX Nasal Spray product rights	4,831	(3,843)	988	1.00
Total	$12,454	$(8,173)	$4,281

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

8. Accrued Expenses

The following table reflects the components of accrued expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	September 30,	December 31,
	2019	2018
Sales allowances	$38,603	$17,174
Interest	2,714	1,049
Payroll and related	2,249	3,567
Professional services	1,680	1,847
Sales and marketing	871	—
Restructuring	733	81
Royalties	710	34
Manufacturing services	264	—
Other	1,801	832
	$49,625	$24,584

9. Debt

Successor Company Debt

The following table reflects the Successor Company’s debt as of September 30, 2019:

September 30, 2019
(in thousands)
Series A-1 Notes	$50,000
Series A-2 Notes	45,000
Royalty rights obligation	5,769
Credit agreement	5,000
Interim promissory note	4,500
110,269
Unamortized debt discounts	(5,820)
Unamortized deferred financing fees	(864)
Carrying value	103,585
Less: current portion of long-term debt	(6,990)
Net, long-term debt	$96,595

13% Senior Secured Notes Indenture Due 2024

On the Effective Date, the Company issued $95.0 million aggregate principal amount of its 13% senior secured notes (the “13% Notes”) and entered into an indenture (the “Indenture”) governing the 13% Notes with the guarantors party thereto (the “Guarantors”) and Wilmington Savings Fund Society, previously held by U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The 13% Notes were issued in two series: (x) $50.0 million of “Series A-1 Notes”, issued pursuant to the Plan to former holders of First Lien Secured Notes Claims (the “former 13% Notes”) and which was subject to an interest holiday from the Effective Date through November 1, 2019 and (y) $45.0 million of “Series A-2 Notes,” issued to Iroko and certain of its affiliates and which are subject to the rights of set-off and recoupment and related provisions set forth in the Purchase Agreement. On the Effective Date, the Company recorded a discount associated with the interest holiday on the Series A-1 Notes of $4.6 million.  The obligations of the Company under the Indenture and the 13% Notes are unconditionally guaranteed on a secured basis by the Guarantors.

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

Royalty Rights Obligation

In connection with 13% Notes, the Company entered into royalty rights agreements (the “Royalty Rights”) with each of the holders of the 13% Notes pursuant to which the Company will pay the holders of the 13% Notes an aggregate 1.5% royalty on Net Sales (as defined in the Indenture) from the Effective Date through December 31, 2022.

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $5.8 million as of September 30, 2019, which are classified as current and non-current debt in the Company’s Consolidated Balance Sheets.

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

Pursuant to the Credit Agreement, the Company and its subsidiaries must also comply with certain customary affirmative covenants, such as furnishing financial statements to the Lenders, and negative covenants, including limitations on the following: incurring debt; issuing preferred and/or disqualified stock; paying dividends, repurchasing shares and, under certain conditions, making certain other restricted payments; prepaying, redeeming or purchasing subordinated debt; conducting a merger or consolidation involving the Company; engaging in certain transactions with affiliates; disposing of assets under certain circumstances; and making certain investments, in each case, other than those permitted by the Credit Agreement. In addition, commencing with the fiscal quarter ending on December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the senior secured notes issued pursuant to the Indenture divided by 9.5 and (2) $7,500,000. As of September 30, 2019 the Company’s minimum level of consolidated liquidity is $10.0 million.

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

The following table reflects unamortized discounts and deferred financing fees on Successor Company debt as of September 30, 2019:

		Deferred
(in thousands)	Discounts	Financing Fees
Series A-1 Notes, interest holiday	$2,414	$—
13% Notes, Royalty Rights Obligation	3,234	—
Credit agreement	172	864
	$5,820	$864

The following table reflects the Company’s estimated future principal payments as of September 30, 2019, and excludes payments to be made under the Royalty Rights Obligation, which are included in the carrying value of the Company’s current and non-current debt on the Company’s Consolidated Balance Sheet as of September 30, 2019:

(in thousands)
Remainder of 2019	$—
2020	6,558
2021	4,594
2022	12,007
2023	9,848
2024	71,493

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

On the Effective Date, the outstanding 5.50% Notes were cancelled and the 5.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 16.1 % of the shares of common stock outstanding as of the Effective Date.  As of September 30, 2019, the 5.50% Notes were no longer outstanding. As of December 31, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remained outstanding.  Refer to Note 3 – Fresh Start Accounting for further details.

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

On the Effective Date, the outstanding 6.50% Notes were cancelled, and the 6.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 15.5% of the shares of common stock outstanding as of the Effective Date.  As of September 30, 2019, the 6.50% Notes were no longer outstanding.  As of December 31, 2018, a total of $23.9 million in principal amount of the 6.50% Notes remained outstanding. Refer to Note 3 – Fresh Start Accounting for further details.

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

The following table reflects the components of lease expense as of the periods indicated:

	Successor	Successor	Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	September 30, 2019	September 30, 2019	January 31, 2019

Operating lease expense:
Fixed lease cost	$252	$598	$69
Total operating lease expense	$252	$598	$69

The following table reflects supplemental balance sheet information related to leases as of September 30, 2019:

		Successor
(in thousands)	Location in Balance Sheet	As of September 30, 2019
Operating leases
Operating lease ROU asset	ROU asset - operating lease	$2,885

Current operating lease liabilities	Other current liabilities	976
Non-current operating lease liabilities	Other liabilities	2,329
Total operating lease liability		$3,305

The following table reflects supplement lease term and discount rate information related to leases as of September 30, 2019:

	Successor
	As of September 30, 2019

Weighted-average remaining lease term	3.18	years

Weighted-average discount rate	8.00%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	September 30, 2019	January 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$846	$—

Right-of-use assets obtained in exchange for lease obligations:
New operating lease - Fleet vehicles	$2,026	$2,478
Termination of operating lease -Fleet vehicles	(677)	—

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2019:

(in thousands)
2019 (excludes the nine months ended September 30, 2019)	$318
2020	1,274
2021	1,227
2022	634
2023	232
Thereafter	—
Total lease payments	3,685
Less: Imputed interest	(380)
Total minimum lease payments	$3,305

11. Stockholders’ Equity

Successor

Preferred Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2019, there were no preferred shares outstanding.

Common Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2019, there were 9,360,968 shares issued and outstanding. Outstanding shares were issued to holders of Predecessor first lien obligations and convertible notes claims of 4,774,093 shares and Iroko and its affiliates of 4,586,875 shares.

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

Effective June 3, 2019, the Company changed its name to Zyla Life Sciences by filing an amendment to the A&R Charter. A copy of the amendment to the Charter is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q. In addition, the A&R Bylaws were amended to reflect the name change to Zyla Life Sciences and to expressly permit communications between and among stockholders and directors of the Company by means of electronic transmissions. A copy of the amendment to the A&R By-laws is attached hereto as Exhibit 3.4 to this Quarterly Report on Form 10-Q.

Stockholders’ Agreement

On the Effective Date, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Iroko and certain of its affiliates. Pursuant to the Stockholders’ Agreement, Iroko and the other stockholder parties agreed to a customary lock-up with respect to their shares of common stock for a period of 90 days following the Effective Date and a customary standstill provision for a period of 24 months following the Effective Date, in each case, subject to certain exceptions. In addition, pursuant to the Stockholders’ Agreement, the stockholder parties are entitled to designate two nominees to the Company’s Board of Directors for so long as such entities hold at least 25% of the equity consideration received on the Effective Date. The Stockholders’ Agreement also provides for customary preemptive rights in favor of the stockholder parties with respect to future issuance of equity securities by the Company, subject to certain exceptions.

Warrant Agreements

On the Effective Date, the Company entered into warrant agreements (the “Warrant Agreements”) with Iroko, certain of Iroko’s affiliates and certain other parties entitled to receive shares of the Company’s common stock as consideration pursuant to the Purchase Agreement or in satisfaction of certain claims pursuant to the Plan. Pursuant to the Warrant Agreements, the Company issued warrants to purchase up to an aggregate of 4,972,365 shares of the Company’s common stock. The warrants are exercisable at any time at an exercise price of $0.001 per share, subject to certain ownership limitations including, with respect to Iroko and its affiliates, that no such exercise may increase the aggregate ownership of the Company’s outstanding common stock of such parties above 49% of the number of shares of its common stock then outstanding for a period of 18 months.  All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified.

Predecessor

In connection with the Company’s Plan of Reorganization and emergence from bankruptcy, all equity interests in the Predecessor Company were cancelled, including common stock and equity-based awards.

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Iroko pursuant to which the Company agreed to file with the SEC, upon Iroko’s request at any time following the date which is 180 days following the date on which any equity securities of the Company are accepted for listing on any national securities exchange, a registration statement on Form S-1 or Form S-3, and thereafter to use its commercially reasonable efforts to cause to be declared effective as promptly as practicable, one or more registration statements for the offer and resale of the Company’s common stock held by Iroko and certain of its affiliates. The Registration Rights Agreement contains other customary terms and conditions, including, without limitation, provisions with respect to blackout periods, underwriter cutbacks, reimbursement of expenses and indemnification.

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

Acquisition-related contingent consideration - As of September 30, 2019, the Company had obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. Pursuant to the Iroko Products Acquisition, the Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration.

The following table reflects fair value hierarchy information about each major category of the Company’s financial assets and liabilities measured, at fair value on a recurring basis, for the periods indicated:

(in thousands)	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$76	$—	$—	$76
Total assets	$76	$—	$—	$76

Liabilities
Acquisition-related contingent consideration	$—	$—	$18,300	$18,300
Total liabilities	$—	$—	$18,300	$18,300

(in thousands)	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$22,996	$—	$—	$22,996
Marketable securities, available-for-sale	—	4,988	—	4,988
Total assets	$22,996	$4,988	$—	$27,984

The following table reflects a rollforward of our Level 3 liabilities:

(in thousands)

Balance at January 31, 2019	$14,800
Change in fair value of contingent consideration	3,500
Balance at September 30, 2019	$18,300

The fair value of the contingent consideration was determined using an income approach based on projected INDOCIN product net sales and appropriate discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidation statements of operations. The change in fair value of the contingent consideration during the three months ended September 30, 2019 was primarily due to the product net sales forecast and discount rates.

13. Net (Loss) Income Per Common Share

On the Effective Date the Predecessor Company's equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 5.50% and 6.50% Convertible Notes were cancelled. See Note 11 – Stockholders' Equity and Note 16 – Reorganization Items for further details.

Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The 4,972,364 shares of common stock issuable upon the exercise of warrants are included in the number of outstanding shares used for the computation of basic and diluted loss per share.

The following table reflects the computation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
			Period from	Period from
	Three months	Three months	February 1, 2019	January 1, 2019	Nine months
	ended	ended	through	through	ended
(in thousands, except share and per share data)	September 30, 2019	September 30, 2018	September 30, 2019	January 31, 2019	September 30, 2018

Basic and diluted net income (loss) per common share calculation:
Net (loss) income per share of common stock—basic and diluted	$(10,290)	$(51,227)	$(40,416)	$107,240	$(75,540)
Weighted average common stock outstanding	14,333,332	55,192,542	14,333,332	56,547,101	51,944,358
Net (loss) income per share of common stock—basic and diluted	$(0.72)	$(0.93)	$(2.82)	$1.90	$(1.45)

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

Shares Reserved for Future Issuance Under the 2019 Plan

The following table reflects the Company’s shares that are reserved under its 2019 Stock Plan as of September 30, 2019:

Shares initially reserved under the 2019 Plan	2,150,000
Time-based restricted stock units granted under the 2019 Plan	(801,000)
Performance-based restricted stock units granted under the 2019 Plan	(509,000)
Stock options granted under the Plan	(572,000)
Restricted stock units and stock options forfeited	199,000
Remaining shares available for future grant	467,000

The estimated grant date fair value of the Company’s stock-based awards is amortized ratably over the award’s service periods. The following table reflects stock-based compensation expense recognized for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Nine months
	through	through	ended
	September 30, 2019	January 31, 2019	September 30, 2018
(in thousands)
General and administrative	$1,832	$3,466	$2,749
Sales and marketing	57	436	175
Research and development	—	223	170
Total stock-based compensation expense	$1,889	$4,125	$3,094

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

The following table reflects the Company’s restricted stock award (RSU) activity for the periods indicated:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested at January 31, 2019	—	$—
Granted	1,310,000	$6.07
Forfeited, Successor period	(179,000)	$6.07
Vested restricted stock awards	—	$—
Unvested at September 30, 2019	1,131,000	$6.07

During the nine months ended September 30, 2019, the Compensation Committee of the Company granted the following to certain executives of the Company:

•	Time-based RSUs -
o 557,000 are eligible to vest ratably over three years beginning on the respective first anniversary; and,
o	144,000 are eligible to vest 100% on the first anniversary of the date of grant.
•	Performance-based RSUs -
o

367,000 are eligible to vest as follows: a maximum of 50% are eligible to vest on each of March 1, 2020 and March 1, 2021 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained — ratably, between 75% and 100% attainment); and,

o

142,000 of the performance-based RSUs are eligible to vest as follows: a maximum of 100% are eligible to vest on March 1, 2020 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained - ratably, between 75% and 100% attainment).

During the nine months ended September 30, 2019, the Compensation Committee of the Company granted 100,000 time-based RSUs to certain Directors of the Company. The Directors’ RSUs vest ratably over three years.

As of September 30, 2019, unrecognized stock-based compensation expense related to RSUs under the 2019 Plan was $5.1 million which will be recognized over the weighted-average remaining period of 1.8 years.

Stock Option Grants

The following table reflects the Company’s stock option grant activity for the periods indicated:

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding at January 31, 2019	—	$-
Granted, Successor period	572,000	2.77	9.7
Exercised	—	—
Forfeited or cancelled	(20,000)	2.81
Outstanding at September 30, 2019	552,000	$2.77
Vested or expected to vest at September 30, 2019	—	$—
Exercisable at September 30, 2019	—	$—

The per-share weighted-average grant date fair value of the stock options granted to employees during the Successor period February 1, 2019 through September 30, 2019 and nine months ended September 30, 2018 was $1.92 and $0.50, respectively, per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Successor
Period from
February 1, 2019
through
September 30, 2019

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

As of September 30, 2019, there was $0.9 million of total unrecognized stock-based compensation expense related to stock options under the 2019 Plan, which will be recognized over the weighted-average remaining period of 2.7 years.

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

15. Restructuring and Other Charges

There were no restructuring and other charges during the three months ended September 30, 2019. The following table reflects the Company’s restructuring and other charges for the periods indicated:

	Predecessor	Successor	Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019	Nine months
	ended	through	through	ended
(in thousands)	September 30, 2018	September 30, 2019	January 31, 2019	September 30, 2018

Severance	$—	$648	$776	$—
Professional fees	2,580	—	23	2,580
ARYMO write down of assets	8,184	—	—	8,184
Halo termination fee	3,100	—	—	3,100
Total restructuring and other costs	$13,864	$648	$799	$13,864

Restructuring and other charges for the Successor period February 1, 2019 through September 30, 2019 reflect severance fees related to the reduction of executive officers. Restructuring and other charges for Predecessor period January 1, 2019 through January 31, 2019 primarily reflect severance costs related to the closure of the Denmark facility.

16. Reorganization items

There were no reorganization items during the three months ended September 30, 2019 or the three or nine months ended September 30, 2018. The following table reflects reorganization items for the periods indicated. See Note 3—Fresh Start Accounting for further details.

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	September 30, 2019	January 31, 2019

Professional fees	$553	$2,612
Iroko acquisition related fees	50	2,138
Legal fees	—	713
Other reorganization expenses	—	473
Bankruptcy fees	606	42
Gain on extinguishment of debt	—	(29,976)
Revaluation of assets and liabilities	—	(91,171)
Total reorganization items	$1,209	$(115,169)

17. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and former officers Robert S. Radie, Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against the Company was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  Defendants filed their brief on May 22, 2019 and Plaintiffs filed their reply on June 12, 2019. The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

On June 27, 2019, the Company was served in a lawsuit entitled L/S 150 Rouse Boulevard, LP vs. Zyla Life Sciences (f/k/a Egalet Corporation), Iroko Pharmaceuticals, Inc. and Iroko Pharmaceuticals LLC, which was filed in the Philadelphia County Court of Common Pleas on June 26, 2019.  The Complaint alleges that Iroko’s assets were fraudulently transferred to the Company in an attempt to avoid further payments under the lease for Iroko’s build-to-suit office space and seeks to impose a constructive trust on the Iroko assets that were transferred to the Company and/or on other Company property.  In addition, L/S 150 Rouse was seeking a declaratory judgment that the Company is a successor-in-interest to Iroko and had successor liability for Iroko’s debts to L/S 150 Rouse.  The amount of accelerated rent at issue is $8,731,141.  L/S 150 Rouse was also seeking attorneys’ fees and litigation fees and costs.  Damages related to this matter were indemnifiable under the Purchase Agreement and related documents. Iroko and various CRG entities assumed the defense of this matter and settled the suit with L/S 150 Rouse with no payment by the Company. The suit was dismissed with prejudice on October 9, 2019.

On August 7, 2019, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against iCeutica Inc. and iCeutica Pty Ltd. (together, the “Defendants”) seeking, among other things, declaratory and injunctive relief relating to the Defendants’ demand under the iCeutica License Agreement described below, for reimbursement for patent activities in countries outside the United States which the Company has expressly told the Defendants are unreasonable in light of the Company’s current plans.  The Company asked the Court to prohibit the Defendants from terminating the license agreement and to toll the cure period under the License Agreement pending resolution of the dispute. On August 30, 2019, the Court granted a Status Quo Order that extended the cure period until 30 days after the date of the Court’s decision on the merits in the case. The Company cannot assess the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

Cosette Pharmaceuticals Supply Agreement

On January 31, 2019, as part of Asset Purchase Agreement to acquire products from Iroko, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and are required to meet minimum purchase requirements for the calendar years 2019 and 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years. Total commitments to Cosette Pharmaceuticals, Inc are $6.5 million in each of years 2019 and 2020.

Catalent Pharma Solutions Commercial Supply Agreement

On January 31, 2019, as part of the Iroko Products Purchase Agreement, the Company assumed a Commercial Supply Agreement (“CSA”) with Catalent Pharma Solutions (“Catalent”) for the manufacture of certain SOLUMATRIX products. Based on the CSA, the Company is obligated to purchase certain minimum amounts of manufacturing and product maintenance services on an annual basis for the term of the contract (“Minimum Requirement”) through September 2021. Total commitments to Catalent are $1.0 million through the period ending September 2021.

Jubilant HollisterStier Manufacturing and Supply Agreement

On July 30, 2019, the Company entered into a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX® (ketorolac tromethamine) Nasal Spray for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement.  Total commitments to JHS are $0.7 million through the period ending July 30, 2022.

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

iCeutica License Agreement

Pursuant to the Purchase Agreement, on the Effective Date, the Company assumed the rights and obligations of Iroko and its subsidiaries pursuant to the Amended and Restated Nano-Reformulated Compound License Agreement, dated October 30, 2018 (the “iCeutica License”), with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”) to license certain technology and intellectual property related to iCeutica’s SOLUMATRIX® technology, meloxicam and certain other rights of iCeutica.

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

The iCeutica License will terminate on a country-by-country basis upon the expiration of the last-to-expire of any licensed patent rights in such country, and otherwise twenty years after the date of the first commercial introduction of a licensed product in such country.  Either party may terminate the license in its entirety if the other party materially breaches the License Agreement, subject to applicable cure periods.  The iCeutica License also contains customary provisions for an agreement of this type related to intellectual property matters, confidentiality, representations and warranties and indemnification.

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

19. Income Taxes

The Company had a deferred tax liability of $23,000 and $24,000 as of September 30, 2019 and December 31, 2018, respectively. The Company maintains a full valuation allowance against all net deferred tax assets for federal and foreign purposes except for the net deferred tax liability as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Our Current Business

We are a commercial-stage life sciences company focused on marketing important treatments for patients and healthcare providers. Zyla Life Sciences currently has a portfolio of innovative treatments for pain and inflammation. We have seven commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX®  (meloxicam), TIVORBEX®  (indomethacin), INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII. VIVLODEX, TIVORBEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory (“NSAID”) products. To augment our current product portfolio, we are seeking to acquire additional product candidates or approved products to develop and/or market. We plan to grow our business through our commercial revenue and potential business development opportunities.

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

We determined that no events have occurred or circumstances changed during the period from February 1, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) that would more likely than not reduce the fair value of any of our reporting units below their respective carrying amounts. However, if conditions deteriorate or there is a change in the business, it may be necessary to record impairment charges in the future.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

(in thousands)	Three months ended
	September 30,
	2019	2018	Change
Revenue
Net product sales	$22,386	$8,153	$14,233
Total revenue	22,386	8,153	14,233

Costs and Expenses
Cost of sales (excluding amortization of product rights)	10,394	1,773	8,621
Amortization of product rights	3,497	526	2,971
General and administrative	6,044	5,556	488
Sales and marketing	9,316	7,932	1,384
Research and development	3	956	(953)
Restructuring & other charges	—	13,864	(13,864)
Change in fair value of contingent consideration payable	795	—	795
Total costs and expenses	30,049	30,607	(558)
Loss from operations	(7,663)	(22,454)	14,791

Other (income) expense:
Change in fair value of warrant and derivative liability	—	(3,986)	3,986
Interest expense, net	3,749	32,891	(29,142)
Other (gain) loss	(1,122)	(132)	(990)
Total other (income) expense	2,627	28,773	(26,146)
Net loss	$(10,290)	$(51,227)	$40,937

Net Product Sales

Net product sales increased by $14.2 million for the three months ended September 30, 2019 from the three months ended September 30, 2018.  Net product sales for the three months ended September 30, 2019 consisted of $6.4 million for SPRIX Nasal Spray, $3.4 million for OXAYDO, $11.2 million for INDOCIN products, and $1.3 million for the SOLUMATRIX products. Net product sales for the three months ended September 30, 2018 consisted of $6.1 million for SPRIX Nasal Spray, $1.9 million for OXAYDO and $0.2 million for ARYMO ER.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased by $8.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was driven by higher product sales as a result of the five new products acquired at the end of January 2019 and the revaluation of inventory in connection with the reorganization.

Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the three months ended September 30, 2019.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the three months ended September 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of product rights

Amortization of product rights increased by $3.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

General and administrative expenses increased by $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was attributable to $0.4 million of higher administrative expense and $0.5 million of higher Food and Drug Administration fees related to products acquired during 2019 partially offset by a $0.4 million decrease in post-marketing study fees related to ARYMO® ER (morphine sulfate) extended-release tablets for oral use —CII and OXAYDO.

Sales and marketing expenses

Sales and marketing expenses increased by $1.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily attributable to $1.0 million related to marketing programs for acquired products, and $0.4 million of other sales and marketing costs.

Research and development expenses

Research and development expenses decreased by $1.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  This decrease was driven by a discontinuation of operating expenses that did not directly support the growth of our commercial business.

Restructuring and other charges

There were no restructuring and other charges for the three months ended September 30, 2019.

Restructuring and other charges of $13.9 million for the three months ended September 30, 2018 reflected costs related to the discontinuation of ARYMO ER of $8.2 million, a termination payment to Halo Pharmaceuticals of $3.1 million and legal fees related to the filing of our Chapter 11 bankruptcy cases of $2.6 million.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration during the three months ended September 30, 2019 was $0.8 million. The change in fair value of the contingent consideration during the three months ended September 30, 2019 was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 12 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the three months ended September 30, 2018, we recognized a change in the fair value of our derivative liabilities of $4.0 million. The 6.50% Notes were cancelled as a part of the reorganization.

Interest expense

Interest expense decreased by $29.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Interest expense for the three months ended September 30, 2018 included the acceleration of the debt discounts related to our 5.50% Notes, 6.5% Notes and 13% Notes due to the revaluation of these instruments due to the events of default.

The interest expense of $3.7 million for the three months ended September 30, 2019 includes non-cash interest and amortization of debt discount totaling $1.8 million.  The interest expense of $32.9 million for the three months ended September 30, 2018 includes non-cash interest and amortization of debt discount totaling $29.8 million. The Series A-1 Notes are subject to an interest holiday through November 1, 2019.

Other Gain

Other gain was $1.1 million for the three months ended September 30, 2019 compared to $0.1 million for the three months ended September 30, 2018.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the three months ended September 30, 2019 or September 30, 2018 since we have a full valuation allowance for federal and state purposes.

Comparison of the period from February 1, 2019 through September 30, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) to the nine months ended September 30, 2018 (Predecessor)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Nine Months
	through	through	Ended
(in thousands)	September 30, 2019	January 31, 2019	September 30, 2018	Change
Revenue
Net product sales	$60,230	$1,775	$21,857	$40,148
Total revenue	60,230	1,775	21,857	40,148

Costs and Expenses
Cost of sales (excluding amortization of product rights)	37,027	554	5,553	32,028
Amortization of product rights	9,326	171	1,594	7,903
General and administrative	16,827	5,413	19,322	2,918
Sales and marketing	23,582	2,773	26,006	349
Research and development	13	186	3,258	(3,059)
Restructuring & other charges	648	799	13,864	(12,417)
Change in fair value of contingent consideration payable	3,695	—	—	3,695
Total costs and expenses	91,118	9,896	69,597	31,417
Loss from operations	(30,888)	(8,121)	(47,740)	8,731

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(12,292)	12,292
Interest expense, net	9,577	(52)	40,251	(30,726)
Other gain	(1,258)	(140)	(158)	(1,240)
Loss (gain) on foreign currency exchange	—	—	(1)	1
Total other (income) expense	8,319	(192)	27,800	(19,673)
Reorganization items	1,209	(115,169)	—	(113,960)
Net (loss) income	$(40,416)	$107,240	$(75,540)	$142,364

Net product sales

Net product sales increased by $40.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net product sales for the nine months ended September 30, 2019 consisted of

$19.7 million for SPRIX Nasal Spray, $5.3 million for OXAYDO, $30.8 million for INDOCIN products, and $6.2 million for the SOLUMATRIX products.  Net product sales for the nine months ended September 30, 2018 consisted of $16.3 million for SPRIX Nasal Spray, $4.8 million for OXAYDO and $0.7 million for ARYMO ER.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased by $32.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO reflect the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies from January 1, 2019 to January 31, 2019.  Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the period from February 1, 2019 to September 30, 2019. Cost of sales includes $0.8 million for the buyout of the Iroko Royalty Arrangement.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the nine months ended September 30, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of product rights

Amortization of product rights increased by $7.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

General and administrative expenses increased by $2.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to an increase in stock-based compensation expense of $2.6 million, administrative fees of $1.5 million and consulting fees of $0.3 million. We recognized $3.5 million of unamortized stock-based compensation on January 31, 2019 as a result of the reorganization. These expenses were partially offset by a decrease in ARYMO ER and OXAYDO post-marketing study fees of $1.0 million and lower salary expense of $0.9 million due to reduced headcount.

Sales and marketing expenses

Sales and marketing expenses increased by $0.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase was primarily due to higher travel and entertainment expenses of $0.6 million, consulting costs of $0.4 million and depreciation expense related to IROKO manufacturing equipment of $0.3 million, partially offset by lower employee compensation costs of $0.7 million.

Research and development expenses

Research and development expenses decreased by $3.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  This decrease was driven by a discontinuation of costs that did not directly support the growth of our commercial business.

Restructuring and other charges

Restructuring and other charges of $1.4 million for the nine months ended September 30, 2019 reflect costs of severance payments related to the reduction of executive officers and a reduction in force in our Denmark facility in January 2019.

Restructuring and other charges of $13.9 million for the nine months ended September 30, 2018 reflected costs related to the discontinuation of ARYMO ER of $8.2 million, a termination payment to Halo Pharmaceuticals of $3.1 million and legal fees related to the filing of the Chapter 11 Cases of $2.6 million.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the period from February 1, 2019 through September 30, 2019 was $3.7 million. The change in fair value of the contingent consideration for the period from February 1, 2019 through September 30, 2019 was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 12 – Fair Value Measurements for further details.  We recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liabilities.   During the nine months ended September 30, 2018, we recognized a change in the fair value of our derivative liabilities of $12.3 million. The 6.50% Notes were cancelled as a part of the reorganization.

Interest expense

Interest expense decreased by $30.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The interest expense of $9.5 million for the nine months ended September 30, 2019 includes non-cash interest and amortization of debt discount totaling $4.9 million.  The interest expense of $40.2 million for the nine months ended September 30, 2018 includes non-cash interest and amortization of debt discount totaling $31.0 million. The Series A-1 Notes are subject to an interest holiday through November 1, 2019.

Interest expense for the nine months ended September 30, 2018 included the acceleration of the debt discounts related to our 5.50% Notes, 6.5% Notes and 13% Notes due to the revaluation of these instruments due to the events of default.

Reorganization items

Reorganization items of $113.9 million for the nine months ended September 30, 2019 consisted of a gain on the revaluation of assets and liabilities of $91.2 million, a gain on extinguishment of debt of $30.0 million and fees of $7.3 million related to the bankruptcy and Iroko Products Acquisition.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the nine months ended September 30, 2019 or September 30, 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net loss of $40.4 million, net income of $107.2 million and net loss of $75.5 million for the period February 1, 2019 through September 30, 2019, the period January 1, 2019 through January 31, 2019 and the nine months ended September 30, 2018, respectively. Our operating activities used $7.0 million of cash during the period from February 1, 2019 through September 30, 2019, provided $0.8 million of cash for the period from January 1, 2019 through January 31, 2019 and used $45.8 million of cash in the nine months ended September 30, 2018.  At September 30, 2019, we had an accumulated deficit of $40.4 million, a working capital deficit of $19.8 million and cash, cash equivalents and restricted cash totaling $19.0 million.

Cash Flows

The following table summarizes our cash flows for the period from February 1, 2019 through September 30, 2019, the period from January 1, 2019 through January 31, 2019 and the nine months ended September 30, 2018:

(in thousands)	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019	Nine months
	through	through	ended
	September 30, 2019	January 31, 2019	September 30, 2018
Net cash provided by (used in):
Operating activities	$(6,992)	$822	$(45,787)
Investing activities	4,973	—	44,201
Financing activities	3,538	(19,104)	4,795
Effect of foreign currency translation on cash	28	6	(51)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,547	$(18,276)	$3,158

Cash Flows from Operating Activities

Net cash used in operating activities for the period from February 1, 2019 through September 30, 2019 was $7.0 million and consisted primarily of a net loss of $40.4 million.  The net loss was partially offset by non-cash adjustments of $9.9 million for depreciation and amortization expense, $5.2 million of non-cash interest and amortization of debt discount, and $3.5 million due to the change in fair value of contingent consideration. Net cash outflows from changes in operating assets and liabilities of $13.8 million consisted of an increase in accounts receivable of $22.4 million, offset by decrease in inventory of $24.3 million an increase in accounts payable of $7.5 million and an increase in accrued expenses of $2.9 million.

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

Net cash used in operating activities for the nine months ended September 30, 2018 was $45.8 million and consisted primarily of a net loss of $75.5 million.  Net non-cash adjustments to reconcile net loss to net cash provided by operations were $32.1 million, and included non-cash interest and amortization of debt discount of $31.0 million, the write-down of ARYMO assets for $6.9 million, and depreciation and amortization expense of $3.6 million, partially offset by a $12.3 million in change in fair value of our derivative liability. Net cash outflows from changes in operating assets and liabilities of $2.4 million consisted of an increase in accounts receivable of $7.1 million, offset by an increase in accrued expenses of $5.9 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the period from February 1, 2019 through September 30, 2019 was $5.0 million and consisted of cash inflows of $2.5 million and $2.5 million for the maturity and sale of investments, respectively.

Net cash provided by investing activities for the nine months ended September 30, 2018 was $44.2 million and consisted primarily of the maturity of investments for $67.7 million, offset by cash outflows of $23.5 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.5 million for the period from February 1, 2019 through September 30, 2019 and consisted of net proceeds from the Highbridge Credit Agreement, net of principal repayments.

Net cash used in financing activities was $19.1 million for the period from January 1, 2019 through January 31, 2019 and consisted of repayments to former 13% Noteholders.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2018 and included $5.2 million in net proceeds from the issuance of common stock under our at-the-market offering.

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

Going Concern

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $19.0 million. Even though we have emerged from bankruptcy and have funds available under the Credit Agreement, we continue to have significant indebtedness and our ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements.  We cannot be certain that these initiatives will be successful.

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

The unaudited financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to successfully integrate the Iroko Products into our business, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Purchase Commitments

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$3,685	$1,273	$2,063	$349	$—
13% Series A-1 Notes (2)	75,716	6,351	17,309	52,056	—
13% Series A-2 Notes (3)	68,648	6,220	15,578	46,850	—
Promissory Note (4)	5,019	5,019	—	—	—
Credit agreement (5)	6,267	514	5,753	—	—
Supply Agreement - Cosette Pharmaceuticals (6)	9,801	3,321	6,480	—	—
Supply Agreement - Catalent (7)	1,000	500	500	—	—
Supply Agreement - JHS (8)	1,000	500	500	—	—
Total	$171,136	$23,698	$48,183	$99,255	$—

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our vehicles, office space and office equipment. The vehicle lease expires in June 2023.  The office lease expires on February 28, 2022 and the office equipment leases expire in December 2019.

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

(8)

On July 30, 2019, we entered into a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) for the manufacture and supply of SPRIX® Nasal Spray. Based on the Agreement, we are obligated to purchase certain minimum amounts of manufacturing and supply services on an annual basis for the term of the agreement through July 30, 2022.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected not to delay our adoption of such new or revised accounting standards. As a result of this election, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents and restricted cash of $19.0 million. As of December 31, 2018, we had cash and cash equivalents, restricted cash and marketable securities of $40.7 million, consisting of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”)/principal financial officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our PEO/PFO, concluded that as of September 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period from July 1, 2019 through September 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 17 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There were no changes in our Risk Factors since the period ended September 30, 2019.

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

2.1

Debtors’ First Amended Joint Plan of Reorganization, filed with the Court on January 10, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.2

Order Confirming Debtors’ First Amended Joint Plan of Reorganization, dated January 14, 2018 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.3

Amendment No. 3 to the Asset Purchase Agreement, dated as of October 30, 2018, by and among Iroko Pharmaceuticals, Inc., Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 1, 2019).

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Zyla Life Sciences (incorporated by reference to Exhibit 3.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.3

Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Egalet Corporation’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

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

4.5

Promissory Note, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

10.1

Separation Agreement, dated as of October 30, 2019, between Robert Radie and Zyla Life Sciences (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2019).+

10.2

Employment Agreement, dated as of October 30, 2019, between Todd Smith and Zyla Life Sciences (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30,2019).+

10.3	Employment Agreement dated as of June 3, 2019 between H. Jeffrey Wilkins and the Company (filed herewith).+

10.4

Retention Bonus Agreement, dated August 26, 2019 between the Company and Mark Strobeck.(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2019).+

10.5	Manufacturing and Supply Agreement by and between Zyla Life Sciences US Inc. and Jubilant HollisterStier LLC July 30, 2019 (filed herewith).*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

+Management or compensatory plan or arrangement.
*Portions of this exhibit have been redacted pursuant to a request for confidential treatment.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Debtors’ First Amended Joint Plan of Reorganization, filed with the Court on January 10, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.2

Order Confirming Debtors’ First Amended Joint Plan of Reorganization, dated January 14, 2018 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.3

Amendment No. 3 to the Asset Purchase Agreement, dated as of October 30, 2018, by and among Iroko Pharmaceuticals, Inc., Zyla Life Sciences (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 1, 2019).

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Zyla Life Sciences (incorporated by reference to Exhibit 3.1 to Zyla Life Science’s current report on Form 8 K filed with the Securities and Exchange Commission on June 6, 2019).

3.3

Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

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

4.5

Promissory Note, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

10.1

Separation Agreement, dated as of October 30, 2019, between Robert Radie and Zyla Life Sciences (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2019).+

10.2

Employment Agreement, dated as of October 30, 2019, between Todd Smith and Zyla Life Sciences (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2019).+

10.3	Employment Agreement dated as of June 3, 2019 between H. Jeffrey Wilkins and the Company (filed herewith).+

10.4

Retention Bonus Agreement, dated August 26, 2019 between the Company and Mark Strobeck.(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2019).+

10.5	Manufacturing and Supply Agreement by and between Zyla Life Sciences US Inc. and Jubilant HollisterStier LLC July 30, 2019 (filed herewith).*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

+Management or compensatory plan or arrangement.
*Portions of this exhibit have been redacted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

ZYLA LIFE SCIENCES

	By:	/s/ Mark Strobeck
Mark Strobeck
Executive Vice President and Chief Operating Officer

	By:	/s/ Robert S. Radie
Robert S. Radie
Principal Financial Officer