Form 10-K
period 2019-12-31
Zyla Life Sciences
filed 2020-03-26
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑36295

Zyla Life Sciences

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑3575334 (I.R.S. Employer Identification No.)
600 Lee Road Suite 100 Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

(610) 833‑4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZCOR	OTCQX

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non‑affiliates was approximately $20.6 million based on the last reported sale price of the registrant’s Common Stock on June 30, 2019.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

There were 9,522,096 shares of Common Stock outstanding as of March 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our amendment to this Annual Report on Form 10-K (“Form 10-K/A”) to be filed within 120 days of December 31, 2019, are incorporated by reference in Part III. Such Form 10-K/A, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10‑K.

ZYLA LIFE SCIENCES

On November 26, 2013, Zyla Life Sciences (formerly Egalet Corporation) (the “Company”) acquired all of the outstanding shares of Egalet Limited (“Egalet UK”). As a result, Egalet UK became a wholly‑owned subsidiary of the Company, and the former shareholders of Egalet UK received shares of the Company (the “Share Exchange”). Unless the context indicates otherwise, as used in this Annual Report on Form 10 K, the terms “Zyla,” “we,” “us,” “our,” “our company” and “our business” refers to the Company for all periods subsequent to the Share Exchange, and to Egalet UK for all periods prior to the Share Exchange. The Company was incorporated in the State of Delaware in 2013. The Zyla and Egalet logos are our trademarks and Zyla and Egalet are our registered trademarks. All other trade names, trademarks and service marks appearing in this Annual Report on Form 10 K are the property of their respective owners. We have assumed that the reader understands that all such terms are source indicating. Accordingly, such terms, when first mentioned in this Annual Report on Form 10 K, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Annual Report on Form 10 K without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of December 31, 2019.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10 K (this “Annual Report”) includes forward looking statements. We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “goal,” “intent,” “target,” or other words that convey uncertainty of future events or outcomes to identify these forward looking statements. Forward looking statements appear throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, our current expectations concerning, among other things, our plans to grow our business, our business strategy, the commercial success of our products and, if partnered and approved, our product candidates, our plans with regard to the commercialization of our products, including through partnerships, our ability to execute on our sales and marketing strategy, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our products and product candidates, our intellectual property position, the degree of clinical utility of our products, particularly in specific patient populations, current and future government regulations and the impact of such regulations, expectations regarding clinical trial data, including the inherent risks in conducting clinical trials for our products, our business development plans, our results of operations, the date through which our existing cash will be sufficient to fund our projected operating requirements, cash needs and ability to obtain additional funding, financial condition, liquidity, prospects, growth and strategies, foreign exchange rates, the industry in which we operate and the competition and trends that may affect the industry or us, and are subject to known and unknown uncertainties and risks. By their nature, forward looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on economic or other circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward looking statement contained in this Annual Report, we caution you that forward looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward‑looking statements due to a number of factors, including risks related to:

•	our ability to continue as a going concern;
•	the impact of our bankruptcy on our business going forward, including with regard to relationships with vendors and customers;
•

the impact of our acquisition of products from Iroko Pharmaceuticals, Inc. (together with its subsidiaries, “Iroko”), including our assumption of related liabilities, potential exposure to successor liability and credit risk of Iroko and its affiliates;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our current and future indebtedness;
•	our ability to maintain compliance with the covenants in our debt documents;
•	our ability to obtain additional financing or to refinance our existing indebtedness;
•	the level of commercial success of our products;
•	our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies;
•	the continued development of our commercialization capabilities, including sales, marketing and market access capabilities;
•	the rate and degree of market acceptance of any of our products and product candidates;
•	the success of competing products that are or become available;
•	the entry of any generic products for SPRIX Nasal Spray, Indocin suppositories or any of our other products;
•	recently enacted and future legislation regarding the healthcare system;
•

the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain;

•	the accuracy of our estimates of the size and characteristics of the potential markets for our products and our ability to serve those markets;
•	the performance of third parties, including contract research organizations, manufacturers, pharmacy networks, distributors and collaborators;
•	our failure to recruit or retain key personnel, including our executive officers;
•	regulatory developments in the United States and foreign countries;
•	obtaining and maintaining intellectual property protection for our products and product candidates and our proprietary technology;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to integrate and grow any businesses or products that we may acquire;
•	the success and timing of our preclinical studies and clinical trials;
•	litigation related to opioids and public or legislative pressure on the opioid industry;
•	the outcome of any litigation in which we are or may be involved;

•

the failure or delay of the merger (the “Merger”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Assertio Therapeutics, Inc. (“Assertio”), Alligator Zebra Holdings, Inc. (“Parent”), Zebra Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”) and Alligator Merger Sub, Inc., dated March 16, 2020 to be consummated;

•	the termination of the Merger Agreement in circumstances that require us to pay Assertio a termination fee of $3.4 million or reimbursement of out-of-pocket expenses up to $1.75 million;
•	the diversion of management’s attention from our ongoing business operations;
•	the effect of the announcement of the Merger on our business relationships (including, without limitation, partners and customers), operating results and business generally;
•	the obtaining of the requisite consents to the Merger, including, without limitation, the approvals of our and Assertio’s respective stockholders;
•	the spread of epidemic, pandemic, or contagious disease; and
•	general market conditions.

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

We obtained the industry, market and competitive position data in this Annual Report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. Any information in this Annual Report provided by IQVIA Holdings, Inc. (“IQVIA”) is an estimate derived from the use of information under license from the following IQVIA information services: IQVIA National Sales Perspectives and NPA Audits, in each case, for the period 2007-2018. IQVIA expressly reserves all rights, including rights of copying, distribution and republication.

3

PART I

ITEM 1.  BUSINESS

Overview

On March 16, 2020, we entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (other than Excluded Shares (as defined below) and Dissenting Shares (as defined below)) will be converted into the right to receive 2.5 shares (the “Exchange Ratio”) of common stock, par value $0.0001 per share, of Parent (“Parent Common Stock”). Each share of Common Stock that is held by the Company as treasury stock or that is owned, directly or indirectly, by Parent, the Company, Merger Sub, or any subsidiary of the Company (collectively, “Excluded Shares”), immediately prior to the effective time of the Merger (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.  “Dissenting Shares” are shares of the Common Stock (other than Excluded Shares) outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand and has properly demanded appraisal for such shares of the Common Stock in accordance with Section 262 of the Delaware General Corporation Law. Consummation of the Merger is subject to certain conditions to closing, including, among others: (1) requisite approvals of our and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval of shares of Parent Common Stock to be issued as consideration in the Merger for listing on the Nasdaq Stock Market, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement).  We are working toward completing the Merger as quickly as possible and currently expect to consummate the merger in the second calendar quarter of 2020.

We are a commercial-stage life science company committed to bringing differentiated products to patients and healthcare providers. We are focused on marketing our portfolio of medicines used both in and outside of the hospital by orthopedic surgeons, gynecologists, neurologists, internists, gastroenterologists, physiatrists, rheumatologists and podiatrists. Our six commercially available products include: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX® (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX® (meloxicam), INDOCIN oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  VIVLODEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory products. In November 2019, we divested assets related to TIVORBEX® (indomethacin), which was a SoluMatrix product, to a third party, although we continue to supply TIVORBEX tablets to that third party. In January 2020, we divested TIVORBEX to a third party and amended the terms of the license agreement with iCeutica (as defined below). To leverage our commercial infrastructure and augment our current product portfolio, we continually seek to acquire additional late-stage product candidates or approved products to develop and/or commercialize.

On January 31, 2019, we completed the acquisition of five marketed non-narcotic, nonsteroidal anti- inflammatory drug (“NSAID”) products from Iroko (the “Iroko Acquisition”).  To facilitate this transaction and reorganize our capital structure, in January 2019, we completed proceedings under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. In exchange for the products, Iroko received among other consideration, $45.0 million in principal amount of our 13% senior secured notes and shares of common stock and warrants to purchase common stock of the reorganized Company representing in the aggregate approximately 49% of outstanding common stock at issuance, subject to dilution for shares of common stock issued pursuant to our stock-based incentive compensation plan.  Pursuant to the Chapter 11 plan of reorganization, holders of our then outstanding convertible notes received shares of common stock of the reorganized Company, and holders of our then outstanding senior secured notes received in the aggregate of $20.0 million in cash, $50.0 million in principal amount of our 13% senior secured notes, as well as shares of common stock and warrants to purchase common stock of the reorganized Company representing, in the aggregate, approximately 19.38% of outstanding common stock at issuance, subject to dilution for shares of common stock issued pursuant to our stock-based incentive compensation plan.

Strategy

Our goal is to bring differentiated products to patients and become a leading commercial company with whom companies seek to partner. We are focused on commercializing our own products and identifying additional business development opportunities that we believe could accelerate our growth. Key elements of our strategy include:

•

Driving revenue growth from all six of our marketed products and extending the life cycle of our products. We support our products through a combination of personal and non-personal promotion. With our dedicated salesforce throughout the United States, we are targeting a range of therapeutic areas and healthcare providers to build awareness, educate and increase adoption of our products. We are considering new ways to extend the commercial life span of each of our products through a variety of activities.

•

Creating best-in-class commercial organization that we can leverage for business development activities to build on our product portfolio. Over the years, we have created a commercial organization built around bringing our differentiated medicines to patients with minimal inconvenience and increased accessibility. By working to become a best-in-class organization, we believe we can attract other companies to partner with us. We are seeking to leverage our commercial excellence to grow through partnering and in-licensing and/or acquisition of late-stage and commercial products. We are seeking products and late-stage product candidates that would be appropriate for physicians who we are already educating about our other products and can scale based on our capacity to support additional commercial launches and partnerships. We are actively involved in multiple therapeutic specialties and are seeking products across these therapeutic areas to commercialize.

•

Managing our resources and improving efficiencies. To continue to improve our commercial business, we seek to identify areas where we can improve our effectiveness while increasing our efficiencies. We are managing our expenses closely, analyzing how we can leverage our resources and increase productivity while keeping our costs down.

Market Opportunity for Non-Steroidal Anti-Inflammatory Drugs (NSAIDs)

Non-steroidal anti-inflammatory drugs (NSAIDs) are a group of drugs used to temporarily relieve pain and inflammation. They work by blocking the production of prostaglandins, or chemicals believed to be associated with pain and inflammation. A variety of issues can result in pain and inflammation including arthritis, tendonitis, bursitis, menstrual cramps, headaches, dental procedures, infection and fever. This is not an exhaustive list, but demonstrates the breadth of conditions that can require a medication to relieve symptoms. The Centers for Disease Control and Prevention (CDC) has stated that the first line of therapy for pain and inflammation should be non-opioid treatments, such as NSAIDs. According to a JAMA Network Open 2019 article, NSAIDs are among the most widely prescribed medications, with 70 million prescriptions written annually in the United States.  Because of the range of conditions for which NSAIDs can be used, the types of physicians who prescribe them are similarly broad.

Our Products

SPRIX Nasal Spray

SPRIX® (ketorolac tromethamine) Nasal Spray is an NSAID indicated in adult patients for the short-term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. This non-narcotic provides patients with moderate to moderately severe short-term pain a form of ketorolac that is absorbed rapidly but does not require an injection administered by a healthcare provider (“HCP”). A range of specialists prescribe SPRIX for various uses. Urologists, podiatrists and orthopedic surgeons, neurologists, women’s health providers and other specialists may use SPRIX Nasal Spray for post-surgery acute-pain management.

Formulated as a nasal spray, SPRIX Nasal Spray is rapidly absorbed through the nasal mucosa, achieving peak blood levels as fast as an intramuscular injection of ketorolac. SPRIX Nasal Spray has been studied in patients with moderate to moderately severe pain. SPRIX Nasal Spray has demonstrated a 26% to 34% reduction in morphine use by patients over a 48-hour period in a post-operative setting as compared with placebo. We acquired SPRIX Nasal Spray and certain related assets from Luitpold Pharmaceuticals, Inc. (“Luitpold”) in January 2015 for $7.0 million. SPRIX Nasal Spray is currently sold in the United States and the first commercial sale of SPRIX Nasal Spray occurred in May 2011.

SoluMatrix® Technology NSAID Products

          The SoluMatrix technology platform is used in the three products we acquired from Iroko, one of which we subsequently divested. This technology was developed in response to the U.S. Food and Drug Administration (“FDA”) support of using the lowest NSAID dose possible. SoluMatrix uses a dry milling process to reduce the NSAID drug particle size by at least ten times. The smaller particle size results in increased surface area relative to mass, which increases the dissolution and absorption rates without changing the chemical structures of the drug molecules themselves. Because of this altered absorption profile, the SoluMatrix NSAID products dissolve and are absorbed at a rate that allows for the rapid onset of pain relief at lower doses and lower systemic exposures than other NSAIDs.

ZORVOLEX is a novel formulation of diclofenac developed using the SoluMatrix technology platform providing patients 23% lower overall systemic exposure versus other forms of diclofenac. This low-dose diclofenac is approved for mild to moderate acute pain and osteoarthritis pain.

VIVLODEX is a SoluMatrix formulation of meloxicam approved for osteoarthritis pain. VIVLODEX is dosed once daily and offers patients low dose and low systemic exposure.

INDOCIN Products

We acquired two forms of INDOCIN (indomethacin), an oral solution and a suppository, from Iroko in January 2019. Both products are approved for many indications including: moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis.

OXAYDO, an abuse-discouraging IR oxycodone product.

OXAYDO is an approved IR oxycodone product designed using an aversion technology to discourage abuse via snorting. It is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. OXAYDO is covered by six U.S. patents that expire between 2023 and 2025. Patents covering OXAYDO in foreign jurisdictions expire in 2024. We are looking for a partner for this product.

U.S. Commercialization Strategy

Our goal is to identify differentiated medicines that we can deliver with limited inconvenience for healthcare providers and increased accessibility for patients. To support the sale of our six approved products, we use both personal and non-personal promotional approaches. In connection with the acquisition and license of SPRIX Nasal Spray and OXAYDO respectively, we built a fully scaled commercial organization focused on educating providers. Our sales representatives in almost 90 territories are promoting our products to healthcare providers in the United States in a variety of specialties including orthopedics, podiatry, neurology, gastroenterology, women’s health, physiatry, rheumatology and internal medicine. We continue to seek avenues to improve the efficiencies and impact of our commercial organization. We believe that our targeted sales force execution, proper brand positioning, message delivery and education, as well as our focus on ensuring proper product access for patients who require our medicines, will help us to achieve our promotional goals.

Business Development

          Our products have been acquired or licensed through business development activities. We continue to seek additional late-stage product candidates or approved products that we can add to our portfolio of medicines. We are seeking products that our sales force could promote to the specialists who we are currently targeting for our current products. We are considering products that are used in and outside of the hospital. We also are considering products that are in specialty areas outside of current targets, but would require minimal additional resources and could leverage our current commercial infrastructure.

Global Partnerships

As part of the Iroko Acquisition, we acquired rights with respect to six international distribution arrangements with companies seeking to register and market ZORVOLEX and VIVLODEX in their respective territories. Four of those distribution partners have secured registration of ZORVOLEX in nine territories and of VIVLODEX in one territory. We have maintained three of those international distribution relationships.

Product Candidates and Proprietary Guardian Technology Platform

While our current focus is on our commercial products, we have product candidates at various stages of development that were developed using our proprietary Guardian technology. We do not plan to advance these product candidates unless we are able to identify a partner to assist us.

Our proprietary Guardian Technology is a polymer matrix tablet technology that utilizes a novel application of the well-established manufacturing process of injection molding, which results in tablets that are structurally hard and difficult to manipulate for misuse and abuse. While our Guardian Technology creates a tablet that is extremely hard and has AD features, the construct of the tablet allows for controlled release of the active pharmaceutical ingredient (“API”) in the gastrointestinal tract. This approach offers the ability to design tablets with controlled-release profiles as well as physical and chemical properties that have been demonstrated to resist both common and rigorous methods of manipulation. We received FDA approval for ARYMO ER (extended release morphine), which was manufactured with Guardian Technology, and has been shown to have increased resistance to physical methods of manipulation, such as cutting, crushing, grinding or breaking using a variety of mechanical and electrical tools and received an AD label (we subsequently discontinued this product in 2018). The tablets are also resistant to chemical manipulation and turn into a viscous hydrogel on contact with liquid, making the ability to dispense them through a syringe difficult.

Manufacturing

Our approved products are manufactured at contract manufacturing facilities in the United States. We have agreements with Catalent Pharma Solutions (“Catalent”) to manufacture and Patheon Pharmaceuticals, Inc. (“Patheon”) to package ZORVOLEX capsules, Neolpharma, Inc. to manufacture and package VIVLODEX capsules, Patheon to manufacture INDOCIN oral suspension, Cosette Pharmaceuticals, Inc. to supply INDOCIN suppositories and Jubilant HollisterStier LLC (“JHS”) to manufacture SPRIX Nasal Spray.  Sharp provides our packaging for SPRIX, which we purchase through purchase orders. We have an agreement with UPM Pharmaceuticals, Inc. to produce OXAYDO.  Catalent also manufactures TIVORBEX capsules, which we supply to another company.

Drug Substances

The active pharmaceutical ingredient (“API”) used in SPRIX Nasal Spray is ketorolac tromethamine, in OXAYDO is oxycodone hydrochloride, ZORVOLEX is diclofenac and VIVLODEX is meloxicam. Both INDOCIN oral suspension and suppositories, as well as TIVORBEX all use indomethacin as the API. We currently procure these APIs on a purchase order basis, some of which are pursuant to an agreement with one of our suppliers. We acquire ketorolac tromethamine and indomethacin from a European-based manufacturers, diclofenac and meloxicam from Indian-based manufacturers, while we secure oxycodone hydrochloride from a U.S.-based manufacturer.

Oxycodone hydrochloride is classified as narcotic controlled substance under U.S. federal law and, as such, OXAYDO is classified as a Schedule II controlled substance by the U.S. Drug Enforcement Administration (“DEA”). Schedule II controlled substances are classified as having the highest potential for abuse and dependence among drugs that are recognized as having an accepted medical use. Consequently, the manufacturing, shipping, dispensing and storing of OXAYDO are subject to a high degree of regulation, as described in more detail under the caption “Governmental Regulation—DEA Regulation.”

Intellectual Property

We regard the protection of patents, designs, trademarks and other proprietary rights that we own as critical to our success and competitive position.

In connection with the Iroko Acquisition, we entered into a license agreement with iCeutica Inc. and iCeutica Pty Ltd. (collectively, “iCeutica”), which we amended in January 2020. We exclusively license 19 U.S. patents from iCeutica, all of which cover iCeutica’s SoluMatrix® technology and relate to composition of matter, process of manufacturing or method of use of two of our marketed products, VIVLODEX and ZORVOLEX, as well as TIVORBEX, which we sublicense to another company. Three of the U.S. patents that cover VIVLODEX are listed patents under the Approved Drug Products and Therapeutic Equivalence Evaluations publication, or Orange Book, seven of the U.S. patents are Orange Book listed patents that cover ZORVOLEX and another three of the U.S. patents are Orange Book listed patents that cover TIVORBEX. The remaining U.S. patents relate to the SoluMatrix technology. There are nine pending patent applications in the United States relating to the SoluMatrix technology and the three products. These patents expire between 2030 and 2035. Prior to Iroko Acquisition, Iroko settled patent infringement litigation with Lupin Pharmaceuticals, Inc. (“Lupin”), which settlement will allow Lupin to launch a generic form of ZORVOLEX prior to the expiration of the patents covering ZORVOLEX, no later than the second half of 2023.

Both Lupin and Novitium Pharma submitted an abbreviated new drug application (“ANDA”) with the FDA seeking regulatory approval to market a generic version of VIVLODEX. The notices from Lupin and Novitium Pharma included a “Paragraph IV certification” with respect to the Orange Book VIVLODEX patents alleging that these patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin and Novitium Pharma’s proposed generic product. iCeutica and Iroko sued both Lupin and Novitium over their ANDAs for a generic version of VIVLODEX.  Both of the cases were settled.  Lupin can launch an authorized generic of VIVLODEX and Novitium can launch a generic form of VIVLODEX no later than the first half of 2022.

In addition, we license seven U.S. patents and five foreign patents from Acura Pharmaceuticals, all of which cover Acura’s Aversion Technology and relate to the composition of matter. Six of the seven U.S. patents are Orange Book listed patents that cover OXAYDO. These patents expire between 2023 and 2025. In addition, we license one U.S. patent application relating to OXAYDO and Acura’s Aversion Technology, which relate to the composition of matter.

We own two U.S. patents that expire in 2029 and two pending U.S. patent applications, directed to processes of manufacture, devices, and compositions, related to SPRIX Nasal Spray. We held an exclusive license from Recordati SpA Chemical & Pharmaceutical Company (“Recordati”) to a U.S. patent listed in the Orange Book covering SPRIX Nasal Spray which patent expired in December 2018. We are aware that there is the possibility of generic entrants and if those generic products were to come to market, there could be a material impact on our revenues. We have been exploring ways to extend the life of our SPRIX Nasal Spray patents.

We own 21 issued patents within the United States, covering our product candidates incorporating our Guardian technology platform. The term of our overall domestic patent portfolio related to ARYMO ER, Egalet-002 and our Guardian Technology platform, excluding possible patent extensions, extends to various dates between 2022 and 2033.

Competition

We face competition and potential competition from several sources, including pharmaceutical and biotechnology companies, generic drug companies and drug delivery companies. Oral NSAIDs such as celecoxib, diclofenac, ibuprofen, meloxicam and naproxen are the major competitors for our NSAID products. The key competitive factors in this market are product effectiveness, product safety profile, brand awareness and managed care access. Our main competitors are BioDelivery Sciences International, Inc.,  Flexion Therapeutics, Inc., Horizon Pharmaceuticals,  Assertio Therapeutics, Inc. and various generic companies.

We had expected that OXAYDO would compete with ROXYBOND, an ADF, IR oxycodone developed by Inspirion, but its commercial partner Daiichi Sankyo (“Daiichi”) has not launched it. Based on this development, the other AD formulations that had been in development, may also not be moved forward. OXAYDO may face competition from non-opioid product candidates including new chemical entities (“NCEs”), as well as alternative delivery forms of NSAIDs. These new opioid and non-opioid product candidates are being developed by companies such as Acura, Collegium Pharmaceutical, Inc., Eli Lilly and Company, Elite Pharmaceuticals, Inc., Hospira, Inc., Inspirion Delivery Technologies, LLC, Intellipharmaceutics International Inc., Nektar Therapeutics and QRxPharma Ltd.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FFDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA delay or refusal to approve pending new drug applications (“NDAs”) or other marketing applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA approval process can be time consuming and cost intensive and companies may, and often do, re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, even deciding, in some cases, to discontinue development of a product candidate or take a product off the market.

Pharmaceutical product development in the United States for a new product or changes to an approved product typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing, along with other information that is known about an investigational drug product,  are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Longer-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers and/or to patients with a targeted disease or health condition under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal law; (ii) in conformance with Good Clinical Practices (“GCP”), which are international standards that elaborate expectations and actions to protect the rights and health of human subjects and to define the roles of clinical trial sponsors, service providers (such as clinical research organizations), administrators, and monitors; and (iii) under protocols detailing the specific objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated and recorded. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, concerns about subjects, or may impose other conditions. Sponsors have ongoing submission and reporting obligations to FDA and IRBs, and FDA and IRBs may exercise continuing oversight of a clinical trial.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-to-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in some instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible. Another scenario which allows for a single Phase 3 efficacy/safety study is via the 505(b)(2) pathway when the investigational product is not bioequivalent to the RLD but can still rely on other safety data from the reference product for a submission.

After completion of the necessary clinical testing, an NDA or other form of application for marketing authorization is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the detailed results of all preclinical, clinical, and other testing, and a compilation of data relating to the product’s chemistry, manufacture, controls, proposed labeling, certain patent information, and other specified information. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $2.9 million for FDA’s fiscal year 2020 (October 1, 2019 through September 30, 2020), and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees, currently $345,424 per product in FDA’s fiscal year 2020. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within 10 months; most applications for priority review drugs are reviewed in six months. Priority review can be applied to drugs that FDA determines offer a significant improvement in the safety or effectiveness of the treatment, prevention, or diagnosis of a serious or life-threatening condition. The review process for both standard and priority review may be extended by FDA for three additional months to consider major amendments to pending NDAs or for other reasons.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee— typically a panel that includes non-FDA clinicians and other experts— for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but takes into consideration the recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with applicable law and GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective for the indication described in the product labeling.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the existing deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months, depending on how the resubmission is classified (i.e. by the type and complexity of the information being evaluated).

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential serious risks. Moreover, product approval may require substantial post approval testing and surveillance to monitor or further understand the drug’s safety or efficacy. Once granted, product approvals may be limited or withdrawn if compliance with regulatory standards is not maintained, or if problems are identified following initial marketing.

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

Post Approval Requirements

Ongoing adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs and NDA specifications after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and obtain licenses from certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting. Accordingly, manufacturers must continue to expend time, money, and training and compliance effort in the areas of production and quality control to maintain compliance with cGMPs or other applicable laws, such as adverse event recordkeeping and reporting requirements. Regulatory authorities may require remediation, withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems or new concerns are subsequently discovered. In addition, other regulatory action, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, civil penalties, and criminal prosecution may be pursued.

Prescription Drug Marketing Act (“PDMA”)

The Prescription Drug Marketing Act (“PDMA”) of 1987 and the Prescription Drug Amendments of 1992 govern the storage, handling, and distribution of prescription drug samples. The law prohibits the sale, purchase, or trade (including an offer to sell, purchase or trade) of prescription drug samples; it also imposes various requirements upon manufacturers, including but not limited to, proper storage of samples, documentation of request and receipt of samples, validation of a requesting practitioner’s professional licensure, periodic inventory and reconciliation of samples, notification to the FDA of loss or theft of samples, and procedures for auditing sampling activity.  Some similar state laws apply. In addition, section 6004 of the Patient Protection and Affordable Care Act (“PPACA”) also requires manufacturers to annually report the identity and quantity of drug samples that were requested and distributed to licensed HCPs in a given year.

The Hatch‑Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product, active ingredient, or method of use. Upon approval of a drug, each of the listed patents covering the approved drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s) in the same strengths and dosage form, with essentially the same labeling as the listed drug, and that has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under an ANDA are commonly referred to as “generic equivalents” to the listed drug and often can or are required to be substituted by pharmacists fulfilling prescriptions written for the original listed drug.

The ANDA applicant is required to certify or make certain representations to the FDA concerning any patents currently listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) no relevant patent information has been filed, (ii) a listed patent has expired, (iii) a listed patent has not expired but will expire on a particular date and approval is sought after patent expiration, or (iv) a listed patent is invalid, unenforceable or will not be infringed by the marketing of the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding a patented method‑of‑use. If the ANDA applicant does not challenge the applicability of the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced NDA product have expired.

A certification that the ANDA product will not infringe the already approved NDA product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”) drug product, which is a drug that contains no active moiety that has been previously approved by the FD in another NDA, that drug receives five years of marketing exclusivity during which FDA can neither receive nor review any ANDA seeking approval of a generic version of that drug, nor any Section 505(b)(2) NDA, discussed in more detail below, that relies on the FDA’s findings regarding that drug. Although NCE exclusivity runs for five years, an ANDA may be submitted one year before NCE exclusivity expires, if one or more patents are listed for the NCE product in the Orange Book and the ANDA or 505(b)(2) applicant submits a Paragraph IV certification. If there is no listed patent in the Orange Book, no ANDA may be filed before the expiration of the exclusivity period.

A drug may obtain a three‑year period of exclusivity for a change to the drug for which new clinical investigations (other than bioavailability studies) are required, commonly for the addition of a new indication to the labeling or a new formulation. During a three-year exclusivity period, the FDA can review, but cannot approve, an ANDA or a Section 505(b)(2) NDA for the exclusivity-protected conditions. The FDA can approve an ANDA or a Section 505(b)(2) in the meantime for other conditions not protected by exclusivity.

Additional types of exclusivity may be available, depending on the circumstances. For example, orphan drug seven-year exclusivity is available in connection with the approval of drugs for rare diseases. Pediatric exclusivity provides a six-month extension of the protections of  patents and other exclusivities, if requested studies in children are performed.

Section 505(b)(2) NDAs

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and effectiveness in the approval of a similar product or published literature in support of its application.

Section 505(b)(2) NDAs often provide a path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired or a Paragraph IV certification has been made and either 30 months have passed or there has been settlement of the lawsuit or decision in the infringement case that is favorable to the Section 505(b)(2) applicant.  Approval of a 505(b)(2) NDA also can be delayed until any non‑patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired. As with traditional NDAs, a Section 505(b)(2) NDA may be eligible for three‑year marketing exclusivity, orphan drug exclusivity, and pediatric exclusivity, assuming the NDA includes appropriate reports of new clinical studies and other criteria are satisfied.

REMS

The FDA has the authority to require a Risk Evaluation and Mitigation Strategy, commonly called a REMS, to ensure the benefits of a drug outweigh the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to support the safe use of the drug, such as laboratory test monitoring or patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. The requirement for a REMS can materially affect the potential market and profitability of a drug.

In July 2012, the FDA approved a standardized REMS for all ER and long-acting (LA) opioid drug products. ER formulations of morphine, oxycodone, and hydrocodone, among other opioids, are required to have a REMS.  This includes ARYMO ER. In September 2017, the FDA issued letters to manufacturers of IR opioid drug products announcing the agency’s intention to require a REMS for IR formulations as well, and requirements were implemented in 2018.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register certain clinical trials and disclose trial-related information including certain results. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to post the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed for a period of time when a new product or new indication is being studied. Competitors may use this publicly‑available information to gain knowledge regarding the existence and progress of development programs.

DEA Regulation

Our product, OXAYDO— and our product candidate— Egalet‑002, if approved, will be regulated as a “controlled substance,” as defined in the Controlled Substances Act of 1970 (“CSA”), which establishes registration, security, recordkeeping, reporting, storage, distribution, importation, exportation and other requirements administered by the DEA. The DEA regulates the handling of controlled substances through an intended closed chain of distribution. In addition to DEA, state-controlled substance agencies and boards of pharmacy apply comparable requirements under state laws. This control extends to the equipment and raw materials used in their manufacture and packaging, accountability controls, security measures, and other controls in order to prevent loss and diversion into illicit channels of commerce. Controlled substance registrants must monitor for and report suspicious orders, as well as thefts and significant losses of controlled substances.

The CSA and DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances, by definition, have no recognized medicinal use in the U.S., and may not be marketed or sold in the United States, although research may be performed. An approved pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and associated harm, and Schedule V substances the lowest relative risk of abuse and associated harm among such substances. Schedule II drugs are those that meet the following characteristics:

•	high potential for abuse;
•	currently accepted medical use in treatment in the United States or a currently accepted medical use with severe restrictions; and
•	abuse may lead to severe psychological or physical dependence.

OXAYDO, an IR oxycodone product designed to discourage abuse via snorting is listed by the DEA as a Schedule II controlled substance under the CSA and we expect that Egalet‑002, an AD, ER oxycodone product candidate, if partnered and approved, will be as well. Other companies’ oxycodone products have been subject to recent scrutiny, litigation, and concerns. Consequently, the manufacturing, shipping, storing, selling and using of the products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician and may not be refilled without a new prescription.

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

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms. Any of our products regulated as Schedule II controlled substances will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much morphine and oxycodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. Our company (and our license partners and contract manufacturers (CMOs)) receives an annual quota from the DEA that enables us to produce or procure specific quantities of Schedule I or Schedule II substances, including oxycodone hydrochloride for use in manufacturing Egalet‑002 and OXAYDO. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments. The quotas we are provided for specific active ingredients may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our, or our contract manufacturers’, quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position, and results of operations.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action, which could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

Under European Union regulatory systems, marketing authorizations for marketing exclusively in one member state may be submitted as well as for marketing in more than one member state. Such marketing authorization for several member states may be submitted under a centralized, a decentralized, or a mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for simultaneous national marketing authorizations in more than one member state. Where a national marketing authorization has already been granted, the holder of a national marketing authorization may apply to the remaining member states for mutual recognition of the marketing authorization. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. If there is disagreement as to whether approval should be recognized, the matter is discussed and decided by all concerned member states. If the concerned member states cannot reach an agreement, then the matter is considered by the European Commission, and, in such a case, the national marketing authorizations must be consistent with the Commission’s decision.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General “OIG”), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, pharmaceutical manufacturers’ activities (including sales and marketing activities, as well as scientific/educational grant programs, among other activities) are subject to fraud and abuse laws, such as the federal Anti‑Kickback Statute, the federal False Claims Act, as amended, and similar state laws. Typically, pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. These activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti‑Kickback Statute prohibits any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce another to (i) refer an individual for the furnishing of a pharmaceutical product for which payment may be made under a federal healthcare program, such as Medicare or Medicaid (“covered product”); (ii) purchase or order any covered product; (iii) arrange for the purchase or order of a covered product; or (iv) recommend a covered product. This statute has been interpreted broadly to apply to a wide range of arrangements between pharmaceutical manufacturers and others, including, but not limited to, any exchange of remuneration between a manufacturer and prescribers (such as physicians), purchasers, pharmacies, pharmacy benefit managers (“PBMs”), formulary managers, group purchasing organizations, hospitals, clinics and other health care providers, and patients. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, and rebates, “value-added” services, the furnishing of supplies or equipment at no charge, credit arrangements, payments of cash, waivers of payments, ownership interests, and providing anything at less than its fair market value. Although there are several statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce referrals, prescribing, purchasing, or recommending covered products may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Additionally, many states have adopted laws like the federal Anti‑Kickback Statute, and some of these state prohibitions apply, in at least some cases, to the referral of patients for healthcare items or services reimbursed by any third‑party payor— not only the Medicare and Medicaid programs— and do not contain safe harbors.  Violations of fraud and abuse laws such as the Anti-Kickback Statute may be punishable by criminal or civil sanctions and/or exclusion from federal healthcare programs (including Medicare and Medicaid). Our arrangements and practices may not, in every case, meet all criteria for applicable exceptions and/or safe harbors for the Anti‑Kickback Statute, and thus would not be immune from prosecution under the Statute. Additionally, Anti‑Kickback Statute and similar state laws are subject to differing interpretations and may contain ambiguous requirements or require administrative guidance for implementation. Finally, some of the safe harbor rules are currently under review for potential revision.  Given these variables, our activities could be subject to the penalties under the Anti-Kickback Statute and similar authorities.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has violated the False Claims Act, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third‑party payor, not merely a federal healthcare program.

There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability based on inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics, such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off‑label uses not expressly approved by FDA in a drug’s label, and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws.

We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third‑party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement about the delivery of or payment for healthcare benefits, items or services.

In addition, our marketing activities may be limited by data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established standards for “covered entities,” which are certain healthcare providers, health plans and healthcare clearinghouses, regarding the security and privacy of protected health information. While we are not a covered entity under HIPAA, many of our customers are, and this limits the information they can share with us. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) expanded the applicability of HIPAA’s privacy, security, and breach notification standards. Among other things, HITECH makes HIPAA’s security and breach standards (and certain privacy standards) directly applicable to “business associates,” which are entities that perform certain services on behalf of covered entities involving the exchange of protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. While we do not currently perform any services that would render us a business associate under HIPAA/HITECH, it is possible that we may provide such services in the future and would be subject to the applicable provisions of HIPAA/HITECH. Finally, we are likely to be directly subject to state privacy and security laws, regulations and other authorities— specifically including the California Consumer Privacy Act— which may limit our ability to use and disclose identifiable information, and may impose requirements related to safeguarding such information, as well as reporting on breaches.

Additionally, the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires that manufacturers of prescription drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to HHS information related to “payments or other transfers of value” provided to U.S. “physicians” (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and “teaching hospitals.” The Open Payments program also requires that manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held in them by physicians (as defined above) and their immediate family members. Manufacturers’ reports are filed annually with the CMS by March 31, covering the previous calendar year. CMS posts disclosed information on a publicly available website annually by June 30.

There are also an increasing number of state laws that regulate or restrict pharmaceutical manufacturers’ interactions with health care providers licensed in the respective states.  Beyond prohibiting the provision of certain payments or items of value, these state laws require pharmaceutical manufacturers to, among other things, establish comprehensive compliance programs, adopt marketing codes of conduct, file periodic reports with state authorities regarding sales, marketing, pricing, and other activities, and register/license their sales representatives. A number of state laws require manufacturers to file reports regarding payments and items of value provided to health care providers (similar to the federal Open Payments program). Many of these laws contain ambiguities as to what is required to comply with the laws. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. Given the lack of clarity with respect to these laws and their implementation, despite our best efforts to act in full compliance, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties— including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑ marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts including government contracts and the curtailment or restructuring of our operations— any of which could adversely affect our ability to operate our business and our results of operations. With respect to any of our products sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable privacy laws and post‑marketing requirements, including safety surveillance, anti‑fraud and abuse laws, and implementation of corporate compliance programs, and reporting of payments or transfers of value to healthcare professionals.

Impact of Public Pressure on Drug Pricing, Healthcare Reform and Legislation Impacting Payor Coverage

The pricing and reimbursement of our pharmaceutical products is partially dependent on government regulation.  Zyla must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, including: the Centers for Medicare & Medicaid Services’ Medicaid Drug Rebate Program, Medicare Part B Program and Medicare Part D Coverage Gap Discount Programs, the U.S. Department of Veterans Affairs’ Federal Supply Schedule Program, and the Health Resources and Services Administration’s 340B Drug Pricing Program. Zyla must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B Program. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose Zyla to penalties.

In the United States, federal and state government healthcare programs and private third-party payors routinely seek to manage utilization and control the costs of our products.  In the United States, there is an emphasis on managed healthcare, which may put additional pressure on pharmaceutical drug pricing, and reimbursement and usage, and adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, including formulary coverage and positioning, laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general.

Efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products— including legislation on drug importation— could adversely affect our business if implemented.  Recently, there has been considerable public and government scrutiny of pharmaceutical pricing, resulting in proposals to address the perceived high cost of pharmaceuticals, and drug pricing continues to be an agenda item at both the federal and state level.

For example, in 2018, the Trump administration released the Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs (the “Blueprint”).  Certain proposals in the Blueprint, and related drug pricing measures proposed since its publication, could cause significant operational and reimbursement challenges for the pharmaceutical industry. Additionally, the Centers for Medicare & Medicaid Services solicited public comments on potential changes to payment for certain Medicare Part B drugs, including reducing the Medicare payment amount for selected Medicare Part B drugs so that they are more closely aligned with international drug prices. In 2019, the White House Office of Management and Budget released a proposed rule submitted by the Office of Inspector General of the U.S. Department of Health and Human Services to remove Anti-Kickback Statute Discount Safe Harbor protections for drug rebates paid by manufacturers to insurance plans and PBMs for Medicare Part D and Managed Medicaid, and to create new safe harbors, among other proposed changes. There have also been several recent state legislative efforts to address drug costs, which have generally focused on increasing transparency around drug costs or limiting drug prices.  Certain state legislation has been subject to legal challenges.  Adoption of new legislation regulating drug pricing and/or drug price transparency at the federal and/or state level could further affect demand for, or pricing of, our products.

The U.S. pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the U.S. Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (ACA). The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug medicines. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms— any or all of which may affect our business. Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA. We continue to face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify, or invalidate some or all of the provisions of the ACA.

Any future healthcare reform efforts, including those related specifically to the ACA, and any that further limit coverage and reimbursement of pharmaceutical products, may adversely affect our business and financial results.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. For example, effective January 1, 2019, the Bipartisan Budget Act of 2018 (BBA), amended, among other changes, the ACA to close the coverage gap in most Medicare Part D prescription drug plans (also known as the Medicare Part D “Donut Hole”), and increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. This 70 percent manufacturer discount also applies to 2020. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Third‑Party Payor Coverage and Reimbursement

The commercial success of our products and product candidates, if and when approved, is partially dependent on the availability of coverage and adequate reimbursement from public (i.e., federal and state government) and private (i.e., commercial) payors. These third‑party payors may deny coverage or reimbursement for a product or therapy— either in whole or in part— if they determine that the product or therapy was not medically appropriate or necessary. Also, third‑party payors will continue to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms, and the amount of reimbursement for particular procedures or drug treatments.

As discussed above, the cost of pharmaceuticals  continues to generate substantial governmental and third‑party payor interest. We expect that the pharmaceutical industry will experience pricing pressures, given the trend toward managed healthcare, the increasing influence of managed care organizations, and additional regulatory and legislative proposals. Our results of operations and business could be adversely affected by current and future third‑party payor policies, as well as healthcare legislative reforms.

Some third‑party payors also require pre‑approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost‑effective by third‑party payors, that an adequate level of reimbursement will be available, or that the third‑party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Other Regulatory Requirements and Challenges to Regulatory Actions

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research and other environmental and safety regulations. In each of these areas, as above, the FDA or other responsible regulatory agency has broad regulatory and enforcement powers, including, among other things, the ability to issue adverse inspection findings and require corrective action, levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us. Companies may petition governmental agencies, including the FDA, to discuss or take action with regard to regulatory decisions made relating to a product, product candidate or the company itself.

Employees

As of February 28, 2020, we have 127 employees, of which 126 are employed in the United States and one is employed in Denmark. Of our employees, 91 are in sales and marketing and 36 are in administration. Per the Danish Salaried Act, Danish employees have the right to be represented by a labor union. We consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, ownership reports for insiders and any amendments to these reports filed with or furnished to the SEC are available free of charge through our internet website (www.zyla.com) as soon as reasonably practicable after filing with the SEC. We use the Investor Relations section of our website as a means of disclosing material non‑public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

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

Risks Related to Our Operating History, Financial Position and Capital Requirements

We have incurred significant losses since our inception and have restructured through a bankruptcy proceeding, from which we emerged in January 2019.

We restructured our business through the bankruptcy process, which concluded in the first quarter of  2019. We do not have a long history as a commercial company; therefore, it is difficult to assess how we will respond to competitive, economic or other challenges to our business. We are a commercial-stage life sciences company focused on developing and marketing six commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX® (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX® (meloxicam), INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII. Our limited commercialization experience and limited number of marketed products make it difficult to evaluate our current business and predict future prospects. If our assumptions regarding the risks and uncertainties we face, which we use in our business planning, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our business could suffer and our operating and financial results could differ materially from our expectations.

We had a net loss of $46.6 million for the period February 1, 2019 through December 31, 2019, net income of $107.2 million for the period January 1, 2019 through January 31, 2019 and a net loss of $95.5 million for the year ended December 31, 2018. Net revenues, which represented product sales, were $79.5 million for the period February 1, 2019 through December 31, 2019, $1.8 million for the period January 1, 2019 through January 31, 2019 and $30.4 million for the year ended December 31, 2018.  As of December 31, 2019, we had an accumulated deficit of $46.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur considerable commercialization expenses in an effort to continue to grow our sales, marketing and distribution infrastructure for our commercial products in the United States.

We may incur losses and cash flow constraints for the foreseeable future. Our cash flow constraints are compounded by our significant debt burden and may be significantly impacted as a result of the ramifications of  COVID-19 (as defined below).  Our ability to generate sufficient net revenues from our products, any other products that we may in-license or acquire, and, any product candidates that we may develop and partner, will depend on numerous factors described in the following risk factors and elsewhere in this Annual Report. We expect that our gross margin may fluctuate from period to period as a result of changes in product mix sold, potentially by the introduction of new products by us or our competitors (including generics), manufacturing efficiencies related to our products, payor reimbursement and rebates and a variety of other factors. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and our ability to generate positive net cash flows from operations.  If we are unable to generate positive net cash flows, our financial condition will suffer.

We have a $20.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), as permitted under the indenture for our 13% Senior Secured Notes due January 31, 2024 (the “13% Senior Secured Notes”) and have drawn $5.0 million on that Revolving Credit Facility as of December 31, 2019. Our liquidity needs may exceed the remaining $15.0 million under our Revolving Credit Facility and we may not be able to secure additional financing on favorable terms or at all. In addition, incurrence of any additional indebtedness would increase our debt repayment burden.  The indenture for our 13% Senior Secured Notes provides that we must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of the quotient of the outstanding principal amount of our 13% Senior Secured Notes divided by 9.5 and $7,500,000.

We currently generate limited revenue from the sale of products and may never become profitable.

From inception through December 31, 2019, we have generated $158.8 in net product revenue from our approved products, SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX® (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX® (meloxicam), INDOCIN® oral suspension, OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII, TIVORBEX (sold November 2019) and ARYMO ER (discontinued in September 2018) and have generated $22.6 million in total revenue from feasibility and collaboration agreements. Our ability to generate additional revenue and become profitable depends upon our ability to expand the marketing of our approved products and commercialize our product candidates, or other product candidates that we may in-license or acquire in the future.

Further, even if we were able to partner our product candidates and/or we decide to seek and are able to successfully achieve regulatory approval for them, we do not know when any of these products would generate revenue for us, if at all.  Our ability to generate net revenue from our products or any partnered product candidates also depends on additional factors, including our ability to:

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

•	detail our products in person directly to healthcare providers;
•	successfully satisfy any FDA post-marketing requirements for our products, including studies and clinical trials that have been required for other IR opioid analgesics;
•	successfully complete any necessary clinical studies and human abuse liability studies;
•	find suitable partners to help us to develop and seek regulatory approval for our product candidates; and
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities.

In addition, our commercial infrastructure is costly. To manage operations effectively, we need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our operations effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

Even if we are able to significantly increase net revenues from the sale of our products, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels, need to license or abandon one or more of our products and/or be forced to reduce our operations.

Our current significant indebtedness and any future debt obligations expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

Upon our emergence from bankruptcy on January 31, 2019, we completed our debt restructuring and issued $95.0 million in 13% Senior Secured Notes.  In addition, in March 2019, we put in place the Revolving Credit Facility.

Interest on our 13% Senior Secured Notes accrues at a rate of 13% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year. Beginning April 2020, on each such payment date, we will also pay an installment of principal on the 13% Senior Secured Notes in an amount equal to 15% of the aggregate net sales of OXAYDO, SPRIX Nasal Spray, ARYMO ER, Egalet-002, ZORVOLEX, VIVLODEX, INDOCIN suppositories and oral suspension for the two-consecutive fiscal quarterly period most recently ended, less the amount of interest paid on the 13% Senior Secured Notes on that payment date.

Advances under the Revolving Credit Facility bear interest at our option at either the LIBOR rate (which is subject to a floor of 2%) plus 5%, or a base rate plus 4%.  The Revolving Credit Facility matures in March 2022.

Our ability to make payments on the 13% Senior Secured Notes and our Revolving Credit Facility depends on our ability to generate cash in the future. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs.

The indebtedness under our 13% Senior Secured Notes and under the Revolving Credit Facility is secured by substantially all of our assets, including our intellectual property.  As a result, a default under the 13% Senior Secured Notes indenture or the Revolving Credit Facility could result in the loss of some or all of our assets and intellectual property, which would have a material adverse effect on our business and results of operations.  The terms of the agreements governing any of our future indebtedness may have similar or additional limitations and restrictions.

This level of debt could have important consequences to you as an investor in our securities. For example, it could:

•	reduce the amount of funds available to fund working capital, capital expenditures and other general corporate purposes;
•	increase our vulnerability to both general and industry specific adverse economic conditions;
•	limit our ability to engage in acquisitions or other business development activities;
•	make us a less attractive opportunity for other companies seeking to acquire us or our products;
•	limit our flexibility in planning for and executing the further development, approval and marketing of our products or product candidates, if successfully partnered;
•	place us at a competitive disadvantage compared to any of our competitors that are less leveraged than we are; and
•	limit our ability to obtain additional funds.

In addition, as the magnitude of our principal and interest payments on the 13% Senior Secured Notes may be proportionate to the net revenues generated by our products, the nature of the 13% Senior Secured Notes will reduce the amount of cash flow from net product sales that is available for other corporate purposes.

Our debt payments require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 13% Senior Secured Notes and our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive and other factors (including global pandemics) beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt again or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Further, the indenture governing our 13% Senior Secured Notes and the Revolving Credit Facility each contain cross-default provisions which could be triggered in the event of a default under other material indebtedness, which would adversely impact our cash flow and financial condition.

We rely on available borrowings under the Revolving Facility for cash to operate our business, which subjects us to market and counterparty risks, some of which are beyond our control.

In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the Revolving Credit Facility. If our access to such financing was unavailable or reduced, due to the liquidity requirements under the Revolving Credit Facility or otherwise, or if such financing were to become significantly more expensive for any reason, we may not be able to fund daily operations, which would cause material harm to our business or could affect our ability to operate our business. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the Revolving Credit Facility, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2019 and 2018 includes explanatory language that indicates substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The inclusion of a going concern explanatory paragraph by our auditors, and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

The consolidated financial statements included in this Form 10-K do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these consolidated financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We may require additional capital to fund our planned operations, which may not be available to us on acceptable terms or at all.

We have used substantial amounts of cash since inception to fund our operations and we expect to continue to continue to spend significantly to commercialize our products, as well as to potentially acquire new products.

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

Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	increasing sales of our current products;
•	any generic entry into one or more of the markets for our products;
•	the timing and amount of revenue from sales of our products;
•	the size and cost of our commercial infrastructure;

•	our ability to maintain coverage and adequate reimbursements from third party payors and to gain inclusion on applicable formularies;
•	complying with and completing FDA post-marketing requirements for our products and PREA commitment for SPRIX Nasal Spray and certain for SoluMatrix products;
•	the initiation, progress, timing, costs and results of clinical trials for our products and any future products we may in license or acquire;
•	the number and characteristics of products, any partnered product candidates, and any products that we in license or acquire;
•	our ability to maintain regulatory approvals by the FDA and comparable foreign regulatory authorities once obtained;
•	our ability to maintain the quality of our products such that they do not become subject to product withdrawals;
•	the cost and timing of completion of commercial scale outsourced manufacturing activities for any products we develop, in-license or acquire;
•	our ability to achieve milestones under any license or collaboration agreement that we have entered or may enter into in the future;
•	our ability to maintain coverage and adequate reimbursements from third party payors and to gain inclusion on applicable formularies;
•	costs and timing of completion of any outsourced commercial manufacturing supply arrangements that we may establish;
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

Our existing debt places significant limitation on our ability to incur additional indebtedness.  Despite our current consolidated debt levels, we and our subsidiaries may be able to incur certain additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. In certain situations, the terms of the indenture governing the 13% Senior Secured Notes and the terms of our Revolving Credit Facility permit us to incur additional debt, secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our existing debt when due. The indenture governing our 13% Senior Secured Notes and the Revolving Credit Facility each restrict our ability to incur certain additional indebtedness, including certain secured indebtedness, subject to certain exceptions, but if the 13% Senior Secured Notes and the Revolving Credit Facility mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Our indebtedness may be subject to interest rate risks.

Both the 13% Senior Secured Notes and the Revolving Credit Facility have interest rates based in whole or in part on LIBOR. There is currently uncertainty around whether LIBOR will continue to exist after 2021.  If LIBOR ceases to exist, we may need to amend the indenture governing our 13% Senior Secured Notes and the Revolving Credit Facility and we cannot predict what alternative index would be negotiated with our counterparties.  As a result, our interest expense could increase and our available cash flows may be adversely affected.  Additionally, uncertainty as to the nature of a potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for the 13% Senior Secured Notes.

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 outbreak, or the perception of their effects, could negatively affect various aspects of our business, including our workforce and supply chain, which could have a material adverse effect on our financial condition, results of operation or cash flows.

Our operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.

We are also susceptible to a widespread outbreak of an illness or other health issue, such as the recent 2019 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 ("COVID-19"), resulting in thousands of confirmed cases in China and many additional cases identified in globally, including the United States. Outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease could also negatively disrupt our business. Business disruptions could include disruptions or restrictions to our workforce, including our ability to educate healthcare providers in person regarding our products, any restrictions on or decline in the use of our products due to the recommendations relating to the treatment of such disease, on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers (and the resulting impact on production or our products), and a reduction in business hours. Any disruption of our suppliers and contract manufacturers or our customers would likely adversely impact our cash flow, sales and operating results.  Alternate sources may not be available or may result in delays in shipments to us from our suppliers and subsequently to our customers.  Moreover, if our customers’ businesses are similarly affected or if non-essential medical procedures are delayed, healthcare providers may not write prescriptions for our products and/or our customers might delay or reduce purchases from us.  If our operations are curtailed, we may need to seek alternate sources of supply for services and staff, which may be more expensive.  In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and the price of our common stock. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While we carry insurance for certain business interruption events, we do not carry sufficient business interruption insurance to compensate us for all losses that may occur during significant business interruptions. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

The announcement and pendency of the Merger could adversely impact us.

The announcement and pendency of the Merger could cause disruptions in our business. For example, customers may delay, reduce or even cease making purchases from us until they determine whether the Merger will affect our products and services, including, but not limited to, pricing, performance, support, or continued product availability. Our partners may give greater priority to products of our competitors until they determine whether the Merger will affect our products and services or our relationship with them. Uncertainty concerning potential changes to us and our business could also harm our ability to enter into agreements with new customers and partners. In addition, key personnel may depart for a variety of reasons, including perceived uncertainty as to the effect of the Merger on their employment. The pendency of the Merger could also divert the time and attention of our management from our ongoing business operations. These disruptions may increase over time until the closing of the Merger, which may occur after the second calendar quarter of 2020, if at all.

Further, the Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger, and it restricts us, subject to certain limited exceptions, including, without limitation, Assertio’s prior written consent, from taking certain specified actions until the merger is complete or the agreement is terminated.  Restricted actions include, without limitation, not exceeding a certain amount in capital expenditures, not settling certain litigation, not entering into certain types of contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with Attachmate that could be favorable to us and our stockholders.

All of the matters described above, alone or in combination, could materially and adversely affect our business, operating results, financial position and stock price.

The Merger with Assertio may be delayed or not occur at all for a variety of reasons, including the termination of the Merger Agreement prior to the completion of the merger, and the failure to complete the Merger could adversely affect us.

There can be no assurance that our Merger with Assertio will occur.  Consummation of the Merger is subject to certain conditions to closing, including, among others, (1) requisite approvals of the Company’s and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval of shares of Parent Common Stock to be issued as consideration in the Merger for listing on the Nasdaq Stock Market, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement). There can be no assurance that these and other conditions to closing will be satisfied. For example, the requisite consents to the merger may not be obtained, due to delays related to COVID-19 or otherwise.

The Merger Agreement also contains certain termination rights for both us and Assertio, and in certain specified circumstances upon termination of the Merger Agreement, including a termination by us to enter into an agreement for a superior proposal, we will be required to pay Assertio a termination fee equal to $3.4 million. In addition, in the event that the Merger Agreement is terminated by the Company or Parent under certain circumstances, including because the Company Stockholder Approval has not been obtained, then the Company will be required to reimburse Assertio, Parent and their respective subsidiaries for all of their reasonable, documented out-of-pocket expenses incurred on the transaction up to a maximum of $1.75 million.  These payments could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

The Merger Agreement provides for limited remedies for us in the event of a breach by Assertio, Parent or their affiliates, including the right to reimbursement of our expenses up to $1.75 million. There can be no assurance that a remedy will be available to us in the event of a breach, or that any damages or expenses incurred by us in connection with the Merger will not exceed the amount of the expense reimbursement cap.

Assertio has entered into agreements with certain of the Company’s stockholders under which the stockholders agreed to vote their shares of the Company’s common stock in favor of the adoption of the Merger Agreement. The existence of these agreements creates a substantial likelihood that the approval of the adoption of the Merger Agreement will be obtained at the Company’s stockholder meeting to be called in connection with the Merger Agreement.

A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. There can be no assurance that our business, these relationships or our financial position will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the Merger is not consummated.

Risks Related to the Commercialization of Our Products

Our future prospects are dependent on the success of our products, and we may not be able to successfully commercialize these products. Failure to do so would adversely impact our financial condition and prospects.

A substantial portion of our resources are focused on the commercialization of our products, SPRIX Nasal Spray, INDOCIN Suppositories and Oral Suspension, ZORVOLEX, VIVLODEX and OXAYDO. Our ability to generate significant product revenues and to achieve commercial success in the near‑term will initially depend in large part on our ability to successfully commercialize these products in the United States. If we fail to successfully commercialize our current and future products, we may be unable to generate sufficient revenues to sustain and grow our business, and our liquidity, financial condition and results of operations will be adversely affected.

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

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products, it could reduce our sales of those product. Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FFDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non‑infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. Depending on the product, these manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products. Generic equivalents may be significantly less costly than ours to bring to market and companies that produce generic equivalents are often able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our products and product candidates.  For example, the patent for SPRIX Nasal Spray expired in December 2018 and INDOCIN currently has no patent protection.  We cannot be certain what impact generic products would have on our revenues from SPRIX Nasal Spray or INDOCIN, or our operating results generally.  Prior to our purchase of products from Iroko, Iroko settled patent infringement litigation with Lupin, which settlement will allow Lupin to launch a generic form of ZORVOLEX prior to the expiration of the patents covering ZORVOLEX, no later than the second half 2023. In addition, iCeutica and Iroko sued Lupin and Novitium, each over its ANDA for a generic version of VIVLODEX.  The settlements in those cases involved granting certain generic entry rights to the other parties.

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

Our products are and may become subject to unfavorable pricing regulations or healthcare reform initiatives, which could harm our business.

Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisitions of the rights to certain drug products.  In particular, in January 2019, the House Committee on Oversight and Reform launched one of the most wide-ranging investigations in decades into the prescription drug industry’s pricing practices.  The Oversight Committee sent letters to twelve drug companies seeking detailed information and documents about the companies’ pricing practices.  The letters seek information and communications on price increases, investments in research and development, and corporate strategies to preserve market share and pricing power.  The House Oversight Committee has and will continue to hold hearings on the matter as well.  While we did not receive a letter, the letters and planned hearings demonstrate the continued focus of the U.S. Congress on drug pricing.  Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to independently manage the prices of our products.

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

At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. In addition, the current administration released a “Blueprint” to lower drug prices through proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun the process of soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. Although proposals like these will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. For example, California recently enacted a law restricting manufacturers from paying co-pays for branded products if an AB-rated generic equivalent is available.  While this law does not currently impact our products, California’s law could spur other states to adopt similar legislation, even legislation that is more restrictive. If we are unsuccessful with our co-pay initiatives, we would be at a competitive disadvantage in terms of pricing versus preferred branded and generic competitors.  Any such law could adversely impact the utilization of our products and harm our commercial prospects.  In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

These actions may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.  Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our products, reduce the prices we are able to obtain for our products, and hinder or prevent commercial success.

Before we can market and sell products in a particular jurisdiction, we must obtain necessary regulatory approvals (from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions) and in some jurisdictions, reimbursement authorization. There are no guarantees that either our company or our commercialization partners will obtain any additional regulatory approvals for our products. Even if we are able to obtain and maintain all of the necessary regulatory approvals, we may never generate significant revenues from any commercial sales of our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent approval of any of our applications, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Indeed, in the United States and some foreign jurisdictions there have already been some proposed and final legislative and regulatory actions regarding the healthcare system that could prevent or delay marketing approval of our product candidates, if successfully partnered, or otherwise restrict post-approval activities to the detriment of our profitability.

In addition, outside of the United States, some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborator might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more of our products.

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

There have been judicial and political challenges to certain aspects of the Affordable Care Act.  For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements of the Affordable Care Act.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While there have been repeated calls and attempts to repeal the Affordable Care Act, the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products.  It also contains substantial new provisions intended to, among other things, broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers, modify the definition of

“average manufacturer price” for Medicaid reporting purposes thus affecting manufacturers’ Medicaid drug rebates payable to states and impose additional health policy reforms, any of which could negatively impact our business. A significant number of provisions are not yet, or have only recently become, effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Congress has not passed comprehensive repeal legislation, but two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018 (the “BBA”), among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  Additionally, in July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge, as well as the current Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

There have also been legislative changes proposed and adopted since the Affordable Care Act was enacted.  On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could impose additional financial pressure on our customers, which could in turn diminish demand for our products or result in pricing pressure on us.

In addition, on February 27, 2018, a bipartisan group of senators introduced Senate Bill 2456 (S.2456). S.2456 is characterized as “CARA 2.0,” in reference to the Comprehensive Addiction and Recovery Act of 2016.  CARA 2.0 would limit initial prescriptions for opioids to three days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care. CARA 2.0 would also increase civil and criminal penalties for opioid manufacturers that fail to report suspicious orders for opioids or fail to maintain effective controls against diversion of opioids.  The bill would increase civil fines from $10,000 to $100,000, and if a manufacturer fails to maintain effective controls or report suspicious orders with knowledge or willful disregard, the bill would double criminal penalties from $250,000 to $500,000.  If this bill were signed into law, it could adversely affect our ability to successfully commercialize OXAYDO. In addition, in 2017 several states, including Indiana, Louisiana, and Utah, enacted laws that further limit or restrict opioid prescriptions.

In October 2018, President Trump signed the Substance Use Disorder Prevention That Promotes Opioid Recovery and Treatment for Patients and Communities (“SUPPORT”) Act.  Among other things, this legislation provides funding for research and development of non-addictive painkillers that could potentially compete with our products. It also clarifies FDA’s authority to require that certain opioids be dispensed in packaging that limits their abuse potential, makes changes to Medicare and Medicaid in an effort to limit over-prescription of opioid painkillers, and increases penalties against manufacturers and distributors related to the over-prescription of opioids, including the failure to report suspicious orders and keep accurate records.  Shortly after the bill was signed, the FDA issued a statement discussing the steps it planned to take based on the authority it was granted under the Act.  Some of those steps, including requiring certain packaging, such as unit dose blister packs, for opioids and other drugs that pose a risk of abuse or overdose and requiring that opioids be dispensed with a mail-back pouch or other safe disposal option would increase our costs related to OXAYDO. The ultimate effect of this legislation is currently not known but could potentially have a material adverse effect on our business.

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

Coverage and reimbursement may not be available, or reimbursement may be available at only limited levels, for our products, which could make it difficult for us to sell our products profitably.

Our ability to successfully commercialize our products, including any products we may in-license or acquire, will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, pharmacy benefit managers (“PBM”) and other organizations. Government authorities and third‑party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the United States healthcare industry and elsewhere is cost-containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. There also may be additional pressure by payors, healthcare providers, state governments, federal regulators and Congress, to use generic drugs that contain the active ingredients found in our products or any other products that we may in-license or acquire.

Increasingly, third‑party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. For example, in late 2017, we were notified by CVS Caremark, a PBM, that SPRIX Nasal Spray would no longer be on its formulary for a majority of its commercial covered lives beginning January 1, 2018, which had an adverse effect on our revenues.  We cannot be sure that coverage and reimbursement will be available for our products, or any product that we commercialize, or that we will obtain such coverage and reimbursement in a timely fashion.   Assuming we obtain or maintain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments that patients find unacceptably high, which could negatively impact our profit margin on our products. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Coverage and reimbursement dynamics may impact the demand for, or the price of, any of our products. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize our products.  In addition, if we seek coverage for one or more of our products, we may be required to submit bids that include our entire product portfolio for coverage consideration.  Such a requirement may result in a demand for, and agreement to, higher rebates on one or more of our products than would occur if each were bid in isolation.

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

We have six products approved in the United States, including SPRIX Nasal Spray and OXAYDO, which we acquired and licensed in January 2015, and ZORVOLEX, VIVLODEX, and INDOCIN suppositories and oral suspension, which we acquired from Iroko in the first quarter of 2019. However, we have a limited history of marketing these products.  To date, sales of our marketed products, while growing, have not been significant, particularly as compared to the costs associated with the commercial infrastructure we have created and the commercialization efforts we have undertaken. We face considerable risks and difficulties as a company with limited commercial operating history. Our limited commercial operating history, including our limited history commercializing our approved products, makes it particularly difficult for us to predict our future operating results and appropriately budget for our expenses. In addition, if our newly elected Chief Executive Officer, Todd Smith, is not able, in a timely manner, to develop, implement and execute successful business strategies and plans to maintain and increase our product revenues, our business, financial condition and results of operations will be materially and adversely affected.  Changes in our business strategies and plans may also cause disruption in our operations.  While Mr. Smith has significant industry-related experience, it may also take time for him to become fully integrated with our existing management team. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We are a relatively small company with limited sales and marketing capabilities and, if we are unable to effectively utilize our sales and marketing resources or enter into strategic alliances with collaborators, we may not be successful in commercializing our products or any products that we may in-license or acquire.

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

If we are not successful in effectively deploying our limited sales and marketing capabilities or if we do not successfully enter into appropriate collaboration arrangements, we will have difficulty commercializing our products or any products that we may in-license or acquire. Outside the United States, where we intend to commercialize our products by entering into agreements with third‑party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties.  In addition, we may be unable to secure agreements with third parties outside the United States.

If we are unable to recruit, retain and effectively train qualified sales personnel, our performance could suffer.

While we compete with other pharmaceutical and biotechnology companies, many of those companies are larger or have more resources to recruit, hire, train and retain qualified sales personnel.  In addition, as a company that has recently emerged from bankruptcy, we face challenges recruiting due to concerns about our financial situation.  Personnel may also depart for a variety of reasons relating to our Merger with Assertio, including perceived uncertainty as to the effect of the Merger on their employment, and this uncertainty may impact our ability to attract qualified replacement candidates.  If we are not successful in continuing to recruit and retain sales personnel, we may not be successful in commercializing our products or any products that we may in-license or acquire.  Further, we will need to provide our salesforce with the quality training, support, guidance and oversight, including with respect to compliance with applicable law, in order for them to be credible and effective. If we fail to perform these commercial functions, our products may not achieve their maximum commercial potential or any significant level of success at all, which could have a material adverse effect on our financial condition, stock price and operations. The deterioration or loss of our salesforce would materially and adversely impact our ability to generate sales revenue, which would hurt our results of operations.

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

We may not be able to obtain three-year FDA regulatory exclusivity for certain aspects of our products and, if partnered and approved, our product candidates.

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

If we do obtain three years of exclusivity, such exclusivity will not block any potential competitors from the market. Competitors may be able to obtain approval for similar products with a different mechanism, such as with abuse-deterrent products.

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

Several state attorneys general, including Missouri, Ohio, New Hampshire, Arkansas and others, have sued opioid manufacturers, distributors and pharmacies alleging that such parties made false and misleading statements in the promotion of opioids or fueled opioid addition by selling large quantities of opioids in certain areas, resulting in high incidences of opioid overdoses and deaths.  The plaintiffs in these cases are seeking to recover costs associated with drug dependency, overdose and death resulting from opioid use.  These cases generally involve our larger competitors and largely relate to time periods prior to the time that we first began commercializing OXAYDO, our abuse discouraging IR oxycodone, in 2015.  However, we were a defendant in Arkansas’ opioid litigation when Arkansas sued all manufacturers who sold opioids in Arkansas and the Philadelphia Electrical Workers Union Health plan opioid litigation.  While we were voluntarily dismissed from the Arkansas litigation and plaintiffs’ have filed a stipulation to dismiss us from the Philadelphia Electrical Workers Union Health plan opioid litigation (which has not been granted because the case is stayed), we could be brought into actions in the future if potential plaintiffs view our promotion of opioids as fueling the social problems with opioids.

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

We face an inherent risk of product liability as a result of the commercial sales of our products and any clinical testing of our product candidates. For example, we may be sued if any of our products or product candidates allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	injury to our reputation;
•	decreased demand for our products;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize our products;
•	withdrawal of clinical trial participants; and
•	a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our commercial product sales in the amount of approximately $10 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Social issues around the abuse of opioids, including law enforcement concerns over diversion of opioid, and regulatory efforts to combat abuse, could decrease the potential market for OXAYDO.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement, legislatures, and regulatory agencies may apply policies that seek to limit the availability of opioids or remove opioids from the market entirely. Such efforts may inhibit our ability to commercialize OXAYDO. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of opioid drugs, the limitations or unintended consequences of abuse‑resistant formulations, the ability of drug abusers to discover previously unknown ways to abuse opioid drugs; public inquiries and investigations into prescription drug abuse, litigation or regulatory activity relating to sales, marketing, distribution (including with respect to high prescribers or pharmacy dispensers of opioids), or storage of our drug products could harm our reputation. In addition, payments to doctors to participate in speaker programs or payments to industry groups could reflect negatively on us.  Such negative publicity could reduce the potential size of the market for OXAYDO and decrease the revenues and royalties we are able to generate from its sale. Similarly, to the extent opioid abuse becomes less prevalent or a less urgent public health issue, regulators and third-party payors may not be willing to pay a premium for abuse‑discouraging formulations of opioids.

Many state legislatures are considering various bills intended to reduce opioid abuse, for example by establishing prescription drug monitoring programs and mandating prescriber education. Further, the FDA is requiring boxed warnings on IR opioids and REMS programs highlighting the risk of misuse, abuse, addiction, overdose and death. In March 2017, President Trump announced the creation of a commission, through the Office of National Drug Control Policy (“ONDCP”), to make recommendations to the president on how to best combat opioid addiction and abuse. In August 2017, the commission issued a preliminary report calling on President Trump to officially declare the crisis of opioid abuse a national emergency. On October 26, 2017, President Trump declared the opioid crisis a “national public health emergency.” The commission’s final report was released in early November 2017.

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for OXAYDO. In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The plan identifies the FDA’s focus on implementing policies to reverse the opioid abuse epidemic, while maintaining access to effective treatments. The actions set forth in the FDA’s plan include strengthening post-marketing study requirements to evaluate the benefit of long-term opioid use, changing the REMS requirements to provide additional funding for physician education courses, releasing a draft guidance setting forth approval standards for generic abuse-deterrent opioid formulations, and seeking input from the FDA’s Science Board to broaden the understanding of the public risks of opioid abuse. In November 2017, FDA issued a final guidance addressing approval standards for generic abuse-deterrent opioid formulations, which included recommendations about the types of studies that companies should conduct to demonstrate that the generic drug is no less abuse-deterrent than its brand-name counterpart.

The FDA’s plan is part of a broader initiative led by the HHS to address opioid-related overdose, death, and dependence. The HHS initiative’s focus is on improving physician’s use of opioids through education and resources to address opioid over-prescribing, increasing use and development of improved delivery systems for naloxone— which can reverse overdose from both prescription opioids and heroin, in an effort to reduce overdose-related deaths— and expanding the use of Medication-Assisted Treatment, which couples counseling and behavioral therapies with medication to address substance abuse. As part of this initiative, the CDC has launched a state grant program to offer state health departments resources to assist with abuse prevention efforts, including efforts to track opioid prescribing through state-run electronic databases.

In March 2016, as part of the HHS initiative, the CDC released a Guideline for Prescribing Opioids for Chronic Pain. The guideline is intended to assist primary care providers treating adults for chronic pain in outpatient settings.  The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy. The guideline states that no treatment recommendations about the use of abuse-deterrent opioids can be made at this time. Many of these changes could require us to expend additional resources on commercializing OXAYDO to meet additional requirements. Advancements in the development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of OXAYDO and our product candidates, if successfully partnered, and cause them to be less commercially successful.

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

Establishing and maintaining strong controls for controlled drug distribution requires a deliberate and continuing commitment of money, resources, and effort. Many of the recent changes— continuing efforts toward more control, and other litigation decisions and settlement actions— could cause us to expend additional resources in developing and commercializing OXAYDO and our product candidates, if successfully partnered, to meet additional requirements.  Advancements in development and approval of generic abuse-deterrent opioids could also compete with and potentially impact physician use of OXAYDO and cause it to be less commercially successful.

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

Risks Related to Our Business and Strategy

Due to our bankruptcy and cash position, we may have difficulty negotiating favorable terms with our vendors, which could negatively impact our business.

We restructured our finances through the bankruptcy process, from which we emerged in January 2019.  Since that time, we have had cash flow challenges.  We cannot assure you of our ability to negotiate favorable terms from vendors and suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance as key vendors and suppliers could terminate their relationships with us or require financial assurances, enhanced performance, accelerated payment schedules or prepayment.  The occurrence of one or more of these could have a material adverse effect on our operations, financial condition and results of operations.

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

We face and will continue to face competition from other companies in the pharmaceutical, medical devices and drug delivery industries. Our products compete with currently marketed oral opioids, transdermal opioids, local anesthetic patches, stimulants and implantable and external infusion pumps that can be used for infusion of opioids and local anesthetics, non-narcotic analgesics, local and topical analgesics and antiarthritics. Products of these types are marketed or in development by Collegium Pharmaceuticals, Daichii, Assertio, Horizon Pharma, Boehringer Ingelheim, Pfizer, Almatica Pharma, Novartis and others.  Some of these companies and many others are applying significant resources and expertise to the challenges of drug delivery, and several are focusing or may focus on drug delivery to the intended site of action. Some of these current and potential future competitors may be addressing the same therapeutic areas or indications as we are. Many of our competitors have substantially more marketing, manufacturing, financial, technical, human and managerial, and research and development resources than we do, and have more institutional experience than we do.

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

Our business operations may subject us to numerous commercial disputes, claims, lawsuits and/or investigations.

Operating in the pharmaceutical industry, particularly the commercialization of pharmaceutical products, involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims, lawsuits and investigations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture‑related matters. Further, pharmaceutical companies have used the Lanham Act, a private right of action that enables a party to sue a competitor for a false or misleading description or representation of fact that misrepresents the nature, characteristics, qualities, or geographic origin of the competitor’s goods, services or commercial activities.  Any commercial dispute, claim, lawsuit or investigation may divert our management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit or responding to any investigation, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

Our future success depends on our ability to retain our key personnel.

We are highly dependent upon the services of our key personnel, including our chief executive officer, Todd Smith, and our chief operating officer, Mark Strobeck. Although we have entered into employment agreements with each of them, these agreements are at‑will and do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of Mr. Smith or Dr. Strobeck could impede the achievement of our corporate objectives.

If we are unable to protect our information systems against service interruption, misappropriation of data or other failures, accidents or breaches of security, our operations could be disrupted, our reputation may be damaged, and our business and operations would suffer.

Our business is dependent on critical and interdependent information technology (IT) systems, including Internet-based systems, to support business processes as well as internal and external communications.  Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of any clinical trials, our commercial activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations.  Data security breaches could also result in loss of financial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.  Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

Changes in tax laws and regulations may impact our effective tax rate, which could adversely affect our business, financial condition and operating results.

Changes in tax laws in any of the jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate.  Any unfavorable effective tax rate change could adversely affect our business, financial condition and operating results.

The Tax Act was enacted on December 22, 2017 contains various provisions that, if changed, could impact our future tax position.  For example, the U.S. corporate tax rate was reduced to 21%, the Alternative Minimum Tax was repealed, and Net Operating Losses (“NOLs”) generated beginning in 2018 may be carried forward indefinitely but, limited to 80% of taxable income for utilization. If any of these, or other Tax Act provisions, were changed in the future, our effective tax rate could be negatively impacted.  In addition, interest deductions and certain performance-based compensation deductions could be limited in the future.  We also continue to evaluate the potential impacts of the U.S. taxation of our Controlled Foreign Corporation.

On an ongoing basis, we assess the impact of various U.S. federal and state legislative proposals that could result in a material increase to our U.S federal or state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing the cost of tax compliance or otherwise adversely affecting our financial position, results of operations and cash flows.

The change of ownership under Section 382 of the Code, as well as our emergence from bankruptcy, may limit our ability to use net operating loss carryforwards to reduce future taxable income.

Our foreign NOLs generated by our UK operations may be carried forward indefinitely but may become subject to an annual limitation. Upon potential examination by the statutory or governing authority, it may be determined that we experienced a greater than 50% change in share capital, which would limit the availability and use of existing foreign NOLs to offset our taxable income, if any, in the future.

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

Pursuant to the Restructuring Plan, our aggregate outstanding indebtedness was reduced. Generally, the discharge of a debt obligation for cash and property (including Common Stock) having a value less than the amount owed gives rise to the cancellation of debt (“COD”) income. However, an exception is made for COD income arising in a bankruptcy proceeding. The taxpayer in a bankruptcy proceeding does not include the COD income in its taxable income, but must instead reduce the following tax attributes, in order, by the amount of COD income: (i) NOLs (beginning with NOLs for the year of the COD income, then the oldest and then next-to-oldest NOLs, and so on), (ii) general business tax credits (in the order generally taken into account in computing tax liability), (iii) alternative minimum tax credits. (iv) net capital losses (beginning with capital losses for the year of the COD income, then the oldest and then next-to-oldest capital losses, and so on), (v) passive activity losses, and (vi) foreign tax credits (in the order generally taken into account in computing tax liability). Alternatively, a debtor may elect to first reduce the basis of its depreciable and amortizable property. Importantly, the debtor’s tax attributes are not reduced until after determination of the debtor’s tax liability for the year of the COD income, in this case, the December 31, 2019 tax year. Any COD income in excess of available tax attributes is forgiven but may result in excess loss account recapture income. Based on calculations prepared to date, we do not expect to have COD income that exceeds our available tax attributes, and we expect that any remaining tax attributes will be subject to the Section 382 limitation described above.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we, or a regulatory agency, discover problems with a product which were previously unknown— such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product— the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products, or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue adverse inspectional observations;
•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
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

•	suspend, withdraw, or limit regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve or cause a delay of pending applications or supplements to applications filed by us;
•	deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or
•	refuse to allow us to enter into government contracts.

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

Additionally, our product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the United States and beyond, may be subject— directly or indirectly— to applicable anti‑kickback, fraud and abuse, transparency, health information privacy and security, and other healthcare laws and regulations, which may expose us to legal risks and monetary penalties

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation, purchase and/or prescription of any medical products. Our current and future arrangements with healthcare professionals, principal investigators, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. In addition, we are subject to state and federal physician payment transparency laws and may be subject to patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate, including:

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

•

the federal civil and criminal laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government— including erroneous pricing information on which mandatory rebates, discounts and reimbursement amounts are based— or, in the case of the civil False Claims Act, for violations of the Anti-Kickback Statute in connection with a claim for payment or for conduct constituting reckless disregard for the truth;

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

•

the Prescription Drug Marketing Act (“PDMA”) of 1987 and the Prescription Drug Amendments of 1992, which govern the storage, handling, and distribution of prescription drug samples, prohibit the sale, purchase, or trade (including offer to sell, purchase or trade) prescription drug samples and impose various requirements upon manufacturers, including but not limited to, proper storage of samples, documentation of request and receipt of samples, validation of requesting practitioner, periodic inventory and reconciliation of samples, notification to the FDA of loss or theft of samples, and procedures for auditing sampling activity.  We began our sampling program with the Iroko Acquisition.  If we or one of our sales representatives were to violate the PDMA or similar state laws, such a violation could result in severe implications for both us and the individual involved; and

•

state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

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

Advertising and promotion of our products is heavily scrutinized by the FDA, the U.S. Department of Justice, the HHS Office of the Inspector General, state attorneys general, members of Congress, competitors, and the public. Violations, such as unintended promotion of our products for unapproved or off‑label uses, are subject to trade complaints, enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. In addition, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our products can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing the presentation of allegedly false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off‑label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and potentially be excluded from the Medicare, Medicaid and other federal and state healthcare programs.

If we do not lawfully promote our products, even if unlawful promotion is inadvertent, we may become subject to government investigations, inquiries and/or litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable, and we may become subject to significant liability.  The federal government has levied large civil and criminal fines against companies for alleged off-label use and has affirmatively enjoined several companies from engaging in off-label promotion.  The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.  If we cannot successfully manage the promotion of our products, we could become subject to significant liability, which could materially adversely affect our business and financial condition.

In addition, later discovery of previously unknown problems with a product, manufacturer or facility, or our failure to update regulatory files, may result in marketing-related restrictions. Any of the following or other similar events, if they were to occur, could delay, limit, or preclude us from further developing, marketing or realizing the full commercial potential of our products:

•	failure to obtain or maintain requisite governmental approvals for intended product uses;
•	failure to obtain or maintain approvals of labeling with abuse deterrent claims; or
•	FDA required product withdrawals or warnings arising from identification of serious and unanticipated adverse side effects in our product candidates.

Our employees, principal investigators, CROs, CMOs and other third-party manufacturers, distributors, independent contractors, consultants, collaborators, pharmacy networks or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, CROs, CMOs and other third-party manufacturers, independent contractors, consultants, collaborators, distributors, pharmacy networks or vendors. Misconduct by any of these parties could include intentional reckless and/or negligent conduct or failures to:

•	comply with FDA, DEA or similar regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•

comply with federal and state healthcare laws and regulations, including the anti-kickback statute, and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and assistance programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Conduct, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

OXAYDO contains a controlled substance which is subject to state, federal and foreign laws and regulations regarding its manufacture, use, sale, importation, exportation and distribution. OXAYDO contains an active ingredient that is classified as a controlled substance under the CSA and regulations of the DEA. A number of states also independently regulate these drugs as controlled substances. Chemical compounds are classified by the DEA as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. For OXAYDO, we and our suppliers, manufacturers, contractors, customers and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the CSA and DEA regulations. We may not be able to obtain sufficient quantities of these controlled substances to meet the commercial demand of our products.

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

Our research and development involved the use, generation and disposal of hazardous materials, including chemicals, solvents, agents and biohazardous materials. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We contracted with third parties to dispose of these substances that we generated, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties did not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain non-accelerated filer and a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not nonaccelerated filers and smaller reporting companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Compliance with Section 404, if eventually required, will necessitate the incurrence of substantial accounting expense and significant management efforts. We currently do not have an internal audit group. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We are a “smaller reporting company” and we take advantage of reduced disclosure and governance requirements applicable to such companies, which could result in our common stock being less attractive to investors.

We are a “smaller reporting company” and a nonaccelerated filer as defined in SEC rules, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies and nonaccelerated filers including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions.  If investors find our Common Stock less attractive as a result of our reduced reporting requirements, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may also be unable to raise additional capital as and when we need it.

We may incur increased compliance costs and our management will be required to devote substantial time to new compliance initiatives once we are no longer a smaller reporting company and a “non-accelerated filer.”

We expect to incur significant expense and to devote substantial management effort toward ensuring compliance with Section 404 of the Sarbanes‑Oxley Act of 2002 if we lose our status as a smaller reporting company and a non-accelerated filer.  Compliance with the Sarbanes‑Oxley Act of 2002, the Dodd‑Frank Act of 2010, as well as rules of the Securities and Exchange Commission, for example, will result in ongoing increases in our legal, accounting, administrative and other compliance costs after we lose such status.  Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives.

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

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.

We no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) as of the year following December 31, 2019. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company. These costs include (1) if we are deemed to be a large accelerated filer or an accelerated filer, being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404(b) (“Section 404”), (2) increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.

Risks Related to Our Dependence on Third Parties

Due to the fact that we currently rely on sole suppliers to manufacture the active pharmaceutical ingredients of our products, and a sole supplier for each of our products, any production problems with our suppliers could adversely affect us.

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients used in our commercial products. We presently depend upon a sole supplier for API for each of our products. We also rely on a sole manufacturer for each of our products. Although we have identified alternate sources for these supplies, it would be time‑consuming and costly to qualify these sources. If our suppliers were to terminate our arrangements or fail to meet our supply needs, we could face disruptions in the distribution and sale of our products.  We currently do not have secondary sources for our products, other than Vivlodex and Zorvolex.

If third‑party manufacturers of our products fail to devote sufficient time and resources to our concerns, or if their performance is substandard, we may be unable to continue to commercialize our products, and our costs may be higher than expected and could harm our business.

We have no manufacturing facilities and have limited experience in drug development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our product candidates. As discussed above, we currently rely on a limited number of experienced personnel and single contract manufacturers (“CMO”) to manufacture SPRIX Nasal Spray, OXAYDO, ZORVOLEX, VIVLODEX, INDOCIN suppositories and oral suspension. Our reliance on a limited number of vendors and manufacturers exposes us to the following risks, any of which could interrupt commercialization of our products, delay our clinical trials, result in higher costs, or deprive us of potential product revenues:

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

Due to the fact that we rely on third parties to carry out aspects of our commercial strategic objectives, if such third parties do not perform as we need them to, we may have difficulty successfully commercializing our products and our financial performance may suffer.

We rely on third-party partners and vendors, including our distributors, to help us commercialize our products as part of our business strategy.  If these relationships do not yield the results that we expect, or if the performance of these third parties is substandard, we may not be able to successfully implement our strategy and achieve our expected financial results.  Because we have limited control over third parties, other than through the provisions of our contracts with them, our ability to pivot if performance falls short is limited.

INDOCIN suppositories are a branded generic product manufactured by the CMO using our trademark.  If the CMO decided not to manufacture the product for us, allow us to manufacture under its ANDA, or manufacture the product itself, our financial condition would suffer.

The CMO that manufactures INDOCIN suppositories owns the ANDA for the product and manufactures it under that ANDA using the INDOCIN trademark that we own.  The price that the CMO charges us for the product is fixed for the term of the contract (unless otherwise agreed to by the parties), but could be subject to significant increase once the contract term ends.  In addition, while we do have a five-year contract with that CMO to manufacture INDOCIN suppositories, the manufacturer could decide, after the contract expires, to manufacture the product itself without the use of the INDOCIN trademark.  In addition, the agreement could be terminated for material breach and in other limited circumstances.  If the cost to manufacture INDOCIN suppositories increases or the CMO decided to sell indomethacin suppositories itself that it manufactures under its own ANDA or the agreement with the CMO was terminated, our business could suffer.

We may seek collaborations with third parties to market and commercialize our products, including outside of the United States, who may fail to effectively and compliantly market our products and suffer reputational harm.

We have and may continue to rely on third-party collaborators to assist us with marketing our products, including outside of the United States. For example, in the past, we have had co-promotion arrangements in place in the United States with other pharmaceutical companies to promote SPRIX Nasal Spray to their own targets in women’s healthcare and dentistry.  In addition, we have assumed agreements with pharmaceutical companies in various international markets to market ZORVOLEX and VIVLODEX that we supply.  We currently possess limited resources and may not be successful in establishing additional collaborations or co‑promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co‑promotion partners. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to market our products in a legally compliant manner, which could subject us to regulatory risk and reputational harm.  Any failure of our third‑party collaborators to successfully market and commercialize our products and product candidates in a legally-compliant manner both in and outside of the United States would diminish our revenues and could harm our reputation.

Risks Related to the Iroko Acquisition

We face possible successor liability due to our acquisition of assets from Iroko.

We may face potential successor liability for liabilities of Iroko. Although we endeavored to structure the Iroko Acquisition to minimize exposure to unassumed liabilities, it is possible that under common law, certain statutes or otherwise, creditors of Iroko and its subsidiaries could attempt to assert that we have successor liability for obligations of Iroko. Such liabilities may arise in a number of circumstances, including those where: a creditor or other security holder of Iroko did not receive proper notice of, or appropriate consideration from, the Iroko Acquisition or any pre- or post-acquisition transactions undertaken by Iroko in contemplation thereof or in connection therewith; the damage giving rise to an Iroko creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim; or fraud on the part of Iroko, its creditors or any of its other constituencies. For example, we were sued as Iroko’s successor in interest by Iroko’s former landlord for damages related to Iroko’s unpaid rent.  While the suit was ultimately settled by Iroko’s affiliates, as our indemnitor, we may face similar lawsuits in the future.

If we are determined to be subject to such liabilities, satisfaction of attempted satisfaction of such liabilities could materially adversely affect our business, financial condition and results of operations. Even if any such claim was unsuccessful, the defense of such claim could be costly.

We are relying upon the creditworthiness of Iroko affiliates, which are indemnifying us for certain liabilities excluded from the Iroko Acquisition. To the extent Iroko affiliates are unable to satisfy their obligations to us, we bear the risk of these excluded liabilities.

Under and in connection with the asset purchase agreement entered in connection with the Iroko Acquisition (the “Iroko Acquisition Agreement”), Iroko and its affiliates agreed to indemnify us and our affiliates from any and all claims and losses actually suffered or incurred by us or our affiliates arising out of or relating to the breach of Iroko’s representations, warranties or covenants contained in the Iroko Acquisition Agreement, as well as other losses arising out of certain assets and liabilities retained by Iroko as provided in the Iroko Acquisition Agreement.  Iroko has since been dissolved and we rely on Iroko’s affiliates to indemnify us.  Except for fraud, Iroko’s indemnification obligations are subject to certain limitations as provided in the Iroko Acquisition Agreement.

To the extent Iroko’s affiliates are unable to satisfy their indemnification obligations to us, we may bear the risk of incurring liabilities excluded from the Iroko Acquisition, which could materially adversely affect our financial condition, results of operations or cash flows.

Risks Related to Our Intellectual Property

The patents and patent applications associated with two of our products (and one which has be sublicensed and sold to another party) are licensed from iCeutica. If iCeutica terminates the license or fails to maintain or enforce the underlying patents, our competitive position and market share will be harmed.

We have licensed the patents and patent applications associated with two of our current products, ZORVOLEX and VIVLODEX, including the technology that is used to manufacture our products, from iCeutica. We divested TIVORBEX, which is also the subject of that license.  iCeutica may not successfully prosecute certain patent applications under which we have licenses and which are material to our business. Even if patents are issued from these applications, iCeutica may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. Under the license agreement, we are required to use commercially reasonable diligence efforts to commercialize, market and sell our licensed NSAIDs. If we fail to use such efforts as to any NSAID, iCeutica may terminate our license to that NSAID. If iCeutica were to attempt to terminate the license agreement for this or any other reason, that could remove our ability to market our products covered by the license agreement. In addition, if iCeutica or any other licensor we have in the future were to enter bankruptcy, there is a risk that the license iCeutica or such licensor has granted to us could be terminated or modified in a manner adverse to us. If our license agreement with iCeutica is terminated for any reason, we would be required to cease the commercialization of our products that are subject to such agreement, which would have a material adverse effect on our business. If the underlying patents and patent applications fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar to ours, which could have a material adverse impact on our business.

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

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications related to oxycodone drugs and formulations, including those listed in the FDA’s Orange Book for oxycodone products. Since patent applications are published after a certain period of time after filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. Because of the inevitable uncertainty in intellectual property litigation, any litigation could result in an adverse decision, even if the case against us was weak or flawed.

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

We license rights to ZORVOLEX, VIVLODEX and TIVORBEX (which we have divested and sublicensed to another party) from iCeutica, to OXAYDO from Acura and to SPRIX Nasal Spray from Recordati, and we may enter into additional licenses in the future for products and technology that may be important to our business. Under our agreement with iCeutica, we are subject to commercialization, royalty, patent prosecution and maintenance obligations.  Under our agreement with Acura we are subject to, and under future license agreements we may be subject to, a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Under our agreement with Recordati, which was assigned to us as part of our acquisition of SPRIX Nasal Spray from Luitpold, we are obligated to use best commercial efforts to market and sell SPRIX Nasal Spray and we pay a royalty to Recordati in connection with the SPRIX Nasal Spray license.  Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreement with respect to OXAYDO, could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of products and result in time consuming and expensive litigation or arbitration. In addition, on termination we may be required to license to the licensor any related intellectual property that we developed.

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

We rely on trade secrets to protect our proprietary know how, technology and other proprietary information, where we do not believe patent protection is appropriate or obtainable, to maintain our competitive position. However, trade secrets are difficult to protect. We rely, in part, on non-disclosure and confidentiality agreements that we enter into with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed or independently developed, our competitive position would be harmed.

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

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. These employees typically executed proprietary rights, nondisclosure and noncompetition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We, through our distribution partners, sell our products outside the United States. Therefore, we are subject to risks associated with having worldwide operations. These international operations require management attention and financial resources.  International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

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

A portion of our revenue is or will be derived from jurisdictions outside of the United States due to our international distribution arrangements.  We face significant risks if we or our distributors fail to comply with the FCPA and other laws that prohibit improper payments or offers of payment to non-U.S. governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many non-U.S. countries, particularly in countries with developing economies, some of which represent markets for us through our distribution arrangements, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our distributors and resellers clearly state our expectations for our distributors’ and resellers’ compliance with U.S. laws and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ and resellers’ compliance with U.S. laws, including the FCPA. Therefore, there can be no assurance that none of our employees and agents, or those companies to which we outsource certain of our business operations, will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

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

Risks Related to the Clinical Development and Regulatory Approval of Our Products and Product Candidates

The regulatory approval processes of the FDA and comparable foreign regulatory authorities can be lengthy, time‑consuming and inherently unpredictable; and if we are ultimately unable to obtain regulatory approval for supplemental applications we may file for our products or applications for our product candidates that we are able to partner, our business will be substantially harmed.

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

In addition, under the Pediatric Research Equity Act, or PREA, certain NDAs or sNDAs must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective.  The FDA may grant deferrals for submission of data or full or partial waivers.  We filed a sNDA for SPRIX Nasal Spray in December 2015, based on pediatric data initially generated and submitted by former sponsors.  We received a refusal to file notice from the FDA on February 25, 2016.  The FDA indicated that the filing review represents a preliminary review of the application and is not indicative of deficiencies that would be identified if FDA performed a complete review.  In addition, the FDA denied Iroko’s request to be excused from its PREA requirements after Iroko submitted an application.

The FDA approval process for product candidates typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval varies among jurisdictions and may change during the course of a product candidate’s clinical development. It is possible that none of our existing product candidates or any future product candidates we may in‑license, acquire or develop will ever obtain regulatory approval. It is also possible that we may re-evaluate the path of a particular product or product candidate at different points in the approval and post-approval process, and decide, in some cases, to discontinue development of a product candidate or take a product off the market.  For example, in September 2018, we discontinued the manufacture, distribution and promotion of ARYMO ER after it became clear that the costs associated with the product exceeded the revenues it generated.

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

In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of a REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us. For example, OXAYDO is subject to REMS or other post-marketing requirements, such as lengthy and costly post-marketing studies. Any of the foregoing scenarios could materially harm the commercial prospects for our products and product candidates.

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

Conducting clinical trials for our products and product candidates and any commercial sales of our products may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

The commercial use of our products and clinical use of our products and product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with our products, or an applicable foreign regulatory authority.

We currently carry product liability insurance with coverage up to approximately $10 million. We may face product liability claims for our products and product candidates, regardless of FDA approval for commercial manufacturing and sale. Product liability claims may be brought against us by consumers, pharmaceutical companies, subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. We may not be able to obtain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	product recall or withdrawal from the market;
•	termination of clinical trial sites or entire trial programs;
•	the inability to commercialize any products that we may develop; and
•	an increase in product liability insurance premiums or an inability to maintain product liability insurance coverage.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products or product candidates. Any agreements we may enter into in the future with collaborators in connection with the development or commercialization of our product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise.

Risks Related to our Product Candidates

If we do not find suitable partners to assist us with the development and regulatory submissions for our product candidates, we may not be able to further develop or seek or obtain regulatory approval for Egalet-002 and our other product candidates and we may not realize any return on our investment in those assets.

Although we have completed our phase 3 studies for Egalet-002, we determined to delay indefinitely our previously-announced anticipated 2019 filing date for the Egalet-002 NDA, unless we find a partner to share the cost.  We have also ceased, for the time being, the research and development of Egalet-003, an AD stimulant, and Egalet-004, an AD, ER hydrocodone, which were developed using our Guardian Technology. We would rely on partners to help us develop and seek regulatory approval for those product candidates as well.  If we are unable to find suitable partners, we may not be able to seek regulatory approval for Egalet-002 or perform additional necessary preclinical or clinical studies for our other product candidates.

Even if we were able to find partners or collaborators to help us further develop and/or seek regulatory approval for our product candidates, we may not successfully complete preclinical or clinical studies necessary to obtain FDA approval.  Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Further, a key element of our strategy with regard to any product candidate that we are able to partner is to seek FDA approval for our product candidates through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such reliance is typically predicated on a showing of bioequivalence or comparable bioavailability to an approved drug. If the FDA did not allow us to pursue the Section 505(b)(2) approval pathway for our product candidates, or if we could not demonstrate bioequivalence or appropriate bioavailability of our product candidates at a statistically significant level, we would need to conduct additional clinical trials, provide additional data and information, meet additional standards for regulatory approval or completely abandon further clinical development due to financial constraints.  Even if our product candidates were approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post marketing testing and surveillance to monitor the safety or efficacy of the products.  In addition, submission of an NDA under Section 505(b)(2) could subject us to litigation as we would also be required to notify the reference drug NDA holder and patent holders that we have certified to the FDA that any patents listed for the approved drug, also known as a reference listed drug, in the FDA’s Orange

Book publication are invalid, unenforceable or will not be infringed by the manufacture, use or sale of our drug.  Finally, our dependence on a partner or collaborator to help us further develop and seek approval for our product candidates could reduce our revenues from our products or could lengthen the time for us to generate cash flows from the sale of any of our product candidates if such products were approved by the FDA.

As a result of all of the challenges in seeking approval and commercializing any approved product candidate, even with the assistance of a partner or collaborator, we may not realize any return on the investments we have made in our product candidates or our Guardian Technology.

Risks Related to Ownership of Our Securities

We have a significant stockholder, which may exert significant control over our operations.  As a result, our future strategy and plans may differ materially from those in the past.

Approximately 49% of our outstanding Common Stock is owned by Loan Security Holdings I LLC , an affiliate of CR Group L.P., which was the sole stockholder of Iroko Pharmaceuticals, Inc. (“CRG”) and became our largest stockholder as a result of its foreclosure of Iroko’s assets.  CRG and holders of a significant number of shares of our Common Stock could determine to act as a “group” with respect to their holdings of our Common Stock for securities law purposes. These stockholders have significant control on the outcome of matters submitted to a vote of stockholders, including, but not limited to, electing directors and approving corporate transactions. As a result, our future strategy and plans may differ materially from those of the past, and this concentration of ownership could also facilitate or hinder a negotiated change of control of Zyla and, consequently, have an impact upon the value of our Common Stock.

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

In addition, out of seven directors appointed to our board as of the effective date of our bankruptcy plan, two were selected by Iroko (now CRG), one was selected by our former secured noteholders, one was selected by our former convertible noteholders and one was selected jointly by the mutual agreement of all of our former noteholders.  The appointment and removal of the members of our board of directors is governed by the terms of our corporate governance documents, including, our Stockholders’ Agreement.  Accordingly, those holders of Common Stock may have significant influence or control over our operations and matters presented to our stockholders.

Our Common Stock is listed on the OTC Bulletin Board; therefore, it could be highly volatile, difficult to sell and raising capital could be difficult.

Although our Common Stock is listed on the OTC Bulletin Board, any lack of liquidity (including due to our very small public float) may adversely affect the price at which our Common Stock may be sold, if at all.  Furthermore, holders of our Common Stock may have difficulty selling or obtaining timely and accurate quotations with respect to such securities due to our low trading volume. We currently have a small number of stockholders, and our current public float is also small.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which will be beyond our control, including among other things, the impact of COVID-19 on the markets generally and any delay in consummating, or a failure to consummate, the Merger.  In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance.

Because our Common Stock is tradeable only on the OTC Bulletin Board and infrequently traded, it is difficult to raise any needed equity capital, since many institutional investors are prohibited by their internal policies from investing in OTC stocks and they are otherwise wary of investing in such stocks.  Moreover, it may be difficult to successfully engage an investment banker to help us raise capital while our Common Stock is traded on the OTC Bulletin Board. As a result, our options to raise additional capital are limited.

There is no trading market for our securities on a national securities exchange and no assurances that an active trading market will develop or that we will list on a national securities exchange.

As of March 23, 2020 our Common Stock currently trades on the OTC Bulletin Board under the symbol “ZCOR”, it has not yet been approved for listing on a national securities exchange, and there can be no assurances that we will list on a national securities exchange or that a market for our Common Stock will develop on a national securities exchange.  In addition, there can be no assurances as to the liquidity of the trading market for our Common Stock if such a market develops.  If our Common Stock begins trading on a national securities exchange, the market price of our Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our Common Stock may be affected by, numerous factors beyond our control such as our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our Common Stock, the lack of comparable historical financial information due to our adoption of fresh start accounting principles, actual or anticipated variations in our operating results and cash flow, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K. If our Common Stock is listed and begins trading on a national securities exchange, our Common Stock may be traded only infrequently, and reliable market quotations may not be available. Holders of our Common Stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our Common Stock, or the expectation of these sales, could materially and adversely affect the market price of our Common Stock.

Future sales of shares by a significant stockholder, including CRG, could cause our stock price to decline.

If any of our existing stockholders, including CRG, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our Common Stock could decline.  Sales of a substantial number of shares of our Common Stock in the public market, or the perception that the sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We are party to ongoing stockholder litigation, and in the future could be party to additional stockholder litigation, which is expensive and could harm our business, financial condition and operating results and could divert management attention.

The market price of our Common Stock has been and may continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been and may be the target of this type of litigation in the future as a result of changes in our stock price, past transactions or other matters. Securities litigation against us, whether or not resolved in our favor, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business or results of operations.  For example, and as further described in Item 3, “Legal Proceedings,” and Note 17, “Commitments and Contingencies” to the financial statements accompanying this Annual Report on Form 10-K, we are currently defending two putative securities class actions that were filed in the U.S. District Court for the Eastern District of Pennsylvania on January 27, 2017 and February 10, 2017, respectively. On May 1, 2017, the Court entered an order consolidating the two cases before it and appointing a lead plaintiff.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which asserts claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Zyla between November 4, 2015 and January 9, 2017 inclusive.   The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the defendants filed their reply on December 8,

2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  Plaintiffs appealed the District Court’s decision on August 31, 2018.  The appeal was stayed pending our reemergence from bankruptcy.  On February 6, 2019, the officer defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against us was extinguished as part of the bankruptcy, which restarted the appellate process.  The appeal has been fully briefed and the parties are awaiting the Court’s decision.  We cannot determine the likelihood of, nor can we reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

In connection with the Iroko Acquisition and as part of our restructuring, we granted certain customary preemptive rights to Iroko and certain holders of our 13% Senior Secured Notes, which generally provide for customary preemptive rights in favor of the stockholder parties thereto with respect to certain future issuances of debt or equity securities by us, subject to certain exceptions, for so long as such stockholder party continues to hold certain minimum thresholds of the outstanding shares of our Common Stock.  These preemptive rights could impede our ability to raise additional capital and may affect our ability to raise such additional capital on favorable terms.  If we need to raise additional capital for our business, our inability to do so on favorable terms may have a material adverse effect on our business, consolidated financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Also, as part of our restructuring, we issued warrants to purchase our Common Stock to certain stockholders who did not want to exceed a certain equity stake in Zyla. In addition, pursuant to our 2019 Stock‑Based Incentive Compensation Plan (the “2019 Stock Plan”), our compensation committee is authorized to grant equity‑based incentive awards to our directors, executive officers and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. The number of shares of our common stock we have reserved for issuance under our 2019 Stock Plan is currently 2,150,000, and future option grants and issuances of common stock under our 2019 Stock Plan may adversely affect the market price of our common stock.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors,Our amended and restated certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of Zyla owed to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction of the indispensable parties named as defendants.

This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder).  Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our Bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding the forum selection clause included in our Bylaws, a court could rule that such a provision is inapplicable or unenforceable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Wayne, Pennsylvania, where we lease 19,797 square feet of office space under a lease agreement that expires in February 2022 unless terminated earlier.  We terminated the lease for our research laboratory, pilot manufacturing and administrative facility located in Vaerlose, Denmark in February 2019.

We believe that our existing facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and former officers Robert S. Radie, Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against the Company was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  Defendants filed their brief on May 22, 2019 and Plaintiffs filed their reply on June 12, 2019 and the parties are currently awaiting the Court’s decision. The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

In March 2018, Novitium Pharma LLC (“Novitium”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Novitium had submitted an ANDA to FDA requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam).  In the notice, Novitium alleges that its generic product will not infringe any claim of U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318.  On April 20, 2018, Plaintiffs iCeutica Pty Ltd and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Delaware alleging infringement of United States Patent Nos. 9,526,734, 9,649,318, and 9,808,468 by Novitium under 35 U.S.C. sections 271(e)(2) and 271(a)-(c).  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet was substituted for Iroko as a Plaintiff in this matter.  The parties settled the lawsuit, with no cash payment required by the Company, and Plaintiffs filed a motion to dismiss the case. The Court dismissed the suit on January 22, 2020.

On May 1, 2019, the Company was served in a lawsuit entitled International Brotherhood of Electrical Workers Local 728 Family Healthcare Plan v. Allergan, PLC, et al., which was filed in the Philadelphia County Court of Common Pleas (and subsequently coordinated with similar cases and transferred to the Delaware County Court of Common Pleas) on March 29, 2019 in which the Company was named as a defendant.  In the lawsuit, plaintiff alleges that the Company, along with numerous other named defendants, manufactured, promoted, sold and distributed branded and generic opioid pharmaceutical products in the Commonwealth of Pennsylvania, State of Florida and the City of Philadelphia.  Plaintiffs assert that the defendants’ conduct has exacted a financial burden on the plaintiff which has unnecessarily spent considerably more on costs directly attributable to opioid use and over-use in the Commonwealth of Pennsylvania and City of Philadelphia.   On December 18, 2019, Plaintiffs filed a Stipulation of Dismissal, which has not yet been signed by the judge and ordered by the Court as the matter is currently stayed.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On August 7, 2019, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against iCeutica Inc. and iCeutica Pty Ltd. (together, the “Defendants”) seeking, among other things, declaratory and injunctive relief relating to the Defendants’ demand under the iCeutica License Agreement described below, for reimbursement for patent activities in countries outside the United States which the Company has expressly told the Defendants are unreasonable in light of the Company’s current plans.  The Company asked the Court to prohibit the Defendants from terminating the license agreement and to toll the cure period under the License Agreement pending resolution of the dispute. On August 30, 2019, the Court granted a Status Quo Order that extended the cure period until 30 days after the date of the Court’s decision on the merits in the case. On January 27, 2020, the parties entered into a settlement that provided for, among other things, (i) the dismissal of the lawsuit with prejudice, (ii) the reimbursement by the Company of certain costs incurred by Defendants during 2019 to prepare, prosecute and maintain certain patent applications and patents; (iii) the entry by the parties into a Second Amended and Restated Nano-Reformulated Compound License Agreement; and (iv) the entry into mutual releases related to the subject matter of the lawsuit.  On January 28, 2020, the suit was dismissed with prejudice.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock is traded on the OTCQX Bulletin Board under the symbol “ZCOR”.

Stockholders

As of March 26, 2020, there were 3 record holders for shares of our Common Stock.

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

In addition, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Assertio’s prior written consent, our ability to pay dividends on our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated).

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 October 1, 2019 – October 31, 2019	N/A	N/A	N/A	N/A
Month 2 November 1, 2019 – November 30, 2019	N/A	N/A	N/A	N/A
Month 3 (1) December 1, 2019 – December 31, 2019	55,085	$2.50	N/A	N/A
Total	55,085	$2.50	N/A	N/A

(1)	Consists of shares withheld to pay taxes in connection with the vesting of restricted stock units granted under the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.

Recent Sales of Unregistered Securities

 There were no unregistered sales of our equity securities during the period covered by this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes thereto included in this Annual Report. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a commercial-stage life science company focused on developing and marketing important treatments for patients and healthcare providers. We currently have a portfolio of innovative treatments for pain and inflammation. We have six commercially available products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX®  (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX®  (meloxicam), INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  VIVLODEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory products. To augment our current product portfolio, we continually seek to acquire additional product candidates or approved products to develop and/or market. We plan to grow our business through our commercial revenue and potential business development opportunities.

We discontinued the sale and distribution of ARYMO® ER, an extended release morphine product formulated with abuse-deterrent properties, on September 28, 2018.

Merger Transaction with Assertio Therapeutics, Inc.

On March 16, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Assertio Therapeutics, Inc. (“Assertio”), Alligator Zebra Holdings, Inc. (“Parent”), Zebra Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”) and Alligator Merger Sub, Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Parent.  Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (other than Excluded Shares (as defined below) and Dissenting Shares (as defined below)) will be converted into the right to receive 2.5 shares (the “Exchange Ratio”) of common stock, par value $0.0001 per share, of Parent (“Parent Common Stock”). Each share of Common Stock that is held by the Company as treasury stock or that is owned, directly or indirectly, by Parent, the Company, Merger Sub, or any subsidiary of the Company (collectively, “Excluded Shares”), immediately prior to the effective time of the Merger (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.  “Dissenting Shares” are shares of the Common Stock (other than Excluded Shares) outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand and has properly demanded appraisal for such shares of the Common Stock in accordance with Section 262 of the Delaware General Corporation Law. Consummation of the Merger is subject to certain conditions to closing, including, among others, including (1) requisite approvals of our and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval of shares of Parent Common Stock to be issued as consideration in the Merger for listing on the Nasdaq Stock Market, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement).  We are working toward completing the Merger as quickly as possible and currently expect to consummate the merger in the second calendar quarter of 2020.

The pendency of this transactions may impact our operations and continuation of historical trends in future periods, including for those matters referred to in Part I, Item 1A, “Risk Factors.” Therefore, the discussion and analysis of our financial condition and results of operations below may not be indicative of future operating results or financial condition for these reasons as well as for other reasons, including the potential realization of the risks identified elsewhere in this Annual Report, including in Part I, Item 1A “Risk Factors”, or other risks and uncertainties we may face. The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the pendency or other potential impact of the Merger.

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

On October 30, 2018, we entered into a restructuring support agreement with creditors holding approximately 94% in aggregate principal amount outstanding and in excess of a majority in number of our 13% Notes and approximately 67% in aggregate principal amount outstanding of our then existing 5.50% convertible notes (“5.50% Notes”) and 6.50% convertible notes (“6.50% Notes”) in connection with our filing of the Chapter 11 cases on October 30, 2018.

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

•	the consummation of the Iroko Acquisition and other transactions contemplated by the asset purchase agreement; and

•

the effectiveness of the discharge, release, exculpation and injunction provisions for the benefit of the Debtors’, certain of the Debtors’ claimholders and certain other parties in interest, each in their capacities as such, from various claims and causes of action.

Each of the foregoing percentages of equity in the Company is subject to dilution solely from the shares issued or reserved for issuance under the MIP. On the Effective Date, following the consummation of the Iroko Acquisition and the other transactions contemplated by the plan, there were 9,360,968 shares of our common stock issued and outstanding and warrants for an aggregate of 4,972,364 shares of our common stock.

On the Effective Date, the Company issued (i) an aggregate of 4,774,093 shares of common stock to the former holders of First Lien Secured Notes Claims and Convertible Notes Claims and (ii) warrants for an aggregate of 2,535,905 shares of common stock to certain holders of First Lien Secured Notes Claims and Convertible Notes Claims.

 Upon emergence from bankruptcy, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (“fresh start accounting”) which resulted in our becoming a new entity for financial reporting purposes on February 1, 2019. As a result of the adoption of fresh start accounting, our consolidated financial statements subsequent to January 31, 2019 are not necessarily indicative of the results to be expected for any future year or period.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to January 31, 2019. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, January 31, 2019.

We incurred a net loss of $46.6 million, net income of $107.2 million and a net loss of $95.5 million for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. We recognized total revenues of $79.5 million, $1.8 million and $30.4 million for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively which were all product sales.  As of December 31, 2019, we had an accumulated deficit of $46.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we incur significant commercialization expenses as we continue to grow our sales, marketing and distribution infrastructure to sell our commercial products in the United States. Additionally, we expect to continue to protect and expand our intellectual property portfolio.

Until we become profitable, if ever, we will seek to fund our operations primarily through public or private equity or debt financings or other sources. Other additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts Please see Part 1, Item 1A “Risk Factors” for a description of risks and uncertainties related to COVID-19 and other uncertainties and risks to our business.

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which we have prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgements and estimates used in the preparation of our consolidated financial statements. See Note 2 of Notes to the Consolidated Financial Statements for a complete list of our significant accounting policies.

Revenue Recognition

We adopted ASC 606 and accordingly revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.  To recognize revenue pursuant to the provisions of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect substantially all the consideration that we are entitled to in exchange for the goods or services transferred to our customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct to determine those that are performance obligations.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer (“transaction price”). We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  To the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price to which we expect to be entitled after giving effect to returns, rebates, sales allowances and other variable elements with contracts between us and our customers.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance under the contract and all information (historical, current and forecasted) that is reasonably available.  Sales taxes and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less.  None of our contracts contained a significant financing component during the year ended December 31, 2019.

Our existing contracts with customers contain only a single performance obligation and, as such, the entire transaction price is allocated to the single performance obligation.  Should future contracts contain multiple performance obligations, those would require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.  We determine standalone selling prices based on observable prices or a cost-plus margin approach when one is not available.

Our performance obligations are to provide pharmaceutical products to several wholesalers or a single specialty pharmaceutical distributor. All of our performance obligations, and associated revenue, are generally transferred to customers at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring control of a promised good to a customer, which is typically upon delivery.  Payments for invoices are generally due within 30 to 65 days of invoice date.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payors that may result in future rebates or discounts taken. In certain cases, such as patient discount programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales allowances include:

Product Returns. Consistent with industry practice, we generally offer customers a limited right of return for our products. We estimate the amount of our product sales that may be returned by our customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized.  We estimate product return liabilities using the expected value method based on our historical sales information and other factors that we believe could significantly impact our expected returns, including product discontinuations, product recalls and expirations, of which we become aware. These factors include our estimate of actual and historical return rates for non-conforming product and open return requests.

Specialty Pharmacy Fees. We offer a discount to a certain specialty pharmaceutical distributor based on a contractually determined rate. We record the fees on shipment to the distributor and recognize the fees as a reduction of revenue in the same period the related revenue is recognized.

Wholesaler and Title Fees. We pay certain pharmaceutical wholesalers and its third-party logistics provider fees based on a contractually determined rate. We accrue these fees on shipments to the respective wholesalers and recognize the fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Patient Discount Programs. We offer co-pay discount programs for each of our products to patients, in which patients receive a co-pay discount on their prescriptions. We utilize data provided by independent third parties to determine the total amount that was redeemed and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates and Chargebacks. Managed care rebates are payments to governmental agencies and third parties, primarily pharmacy benefit managers and other health insurance providers. The reserve for these rebates is based on a combination of actual utilization provided by the third party and an estimate of customer buying patterns and applicable contractual rebate rates to be earned over each period. We recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Goodwill

Goodwill is calculated as the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets pursuant to ASC 852, Reorganizations. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit.

Intangible and Long-Lived Assets

Long-lived intangible assets acquired as part of the SPRIX Nasal Spray acquisition, OXAYDO license and INDOCIN product rights are being amortized on a straight-line basis over their estimated useful lives of 9 years, 3 years and 9 years, respectively.  We estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

We assess the recoverability of our long‑lived assets, which include property and equipment and product rights whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the year ended December 31, 2018, we recorded a charge of $0.1 million to restructuring and other charges to write off the remaining IP R&D intangible asset related to our Guardian Technology due to our decision to discontinue the manufacturing and promotion of ARYMO ER.

Stock‑Based Compensation Expense

We apply the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation.  Determining the amount of share-based compensation expense to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. We recognize share-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, and the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

We use the simplified method as prescribed by the SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. Expected volatility is based on the actual historical volatility of our stock price. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the year ended December 31, 2019:

Successor
Period from
February 1, 2019
through
December 31, 2019

Risk-free interest rate	1.37 - 2.27%
Expected term of options (in years)	6.00
Expected volatility	80.00%
Dividend yield	—

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

We believe that it is more likely than not that the benefit from some of our U.S. federal, U.S. state, Denmark, and U.K. net operating loss carryforwards will not be realized. At December 31, 2019, in recognition of this risk, we have provided a valuation allowance of approximately $96.9 million on the deferred tax assets relating to these net operating loss carryforwards and other deferred tax assets. If our assumptions change and we determine we will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2018 will be accounted for as a reduction of income tax expense.

We recognize tax liabilities in accordance with ASC Topic 740 ,– Tax Provisions and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Results of Operations

Comparison of the period from February 1, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) to the Year Ended December 31, 2018 (Predecessor)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018	Change
Revenue
Net product sales	$79,527	$1,775	$30,353	$50,949
Total revenue	79,527	1,775	30,353	50,949

Costs and Expenses
Cost of sales (excluding amortization of product rights)	40,553	554	7,447	33,660
Amortization of product rights	12,823	171	2,107	10,887
General and administrative	22,321	5,413	24,079	3,655
Sales and marketing	32,536	2,773	33,730	1,579
Research and development	22	186	3,536	(3,328)
Restructuring & other charges	1,920	799	17,043	(14,324)
Change in fair value of contingent consideration payable	4,983	—	—	4,983
Total costs and expenses	115,158	9,896	87,942	37,112
Loss from operations	(35,631)	(8,121)	(57,589)	13,837

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(12,292)	12,292
Interest expense, net	13,353	(52)	41,280	(27,979)
Other gain	(3,337)	(140)	(144)	(3,333)
Loss (gain) on foreign currency exchange	—	—	(1)	1
Total other (income) expense	10,016	(192)	28,843	(19,019)
Reorganization items	993	(115,169)	9,022	(123,198)
Net (loss) income	$(46,640)	$107,240	$(95,454)	$156,054

Net product sales

Net product sales increased $50.9 million to $81.3 million for the year ended December 31, 2019 compared to net product sales of $30.4 million for the year ended December 31, 2018. Net product sales for the year ended December 31, 2019 consisted of $25.3 million for SPRIX Nasal Spray, $7.1 million for OXAYDO, $41.5 million for INDOCIN products, and $7.4 million for the SOLUMATRIX products. Net product sales for the year ended December 31, 2018 consisted of $23.4 million for SPRIX Nasal Spray, $5.8 million for OXAYDO and $1.2 million for ARYMO ER.

Our ability to generate additional revenue and become profitable depends upon our ability to expand the marketing and sales of our approved products or grow our business through potential business development opportunities.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) increased $33.7 million to $41.1 million for the year ended December 31, 2019 compared cost of sales (excluding amortization of product rights) of $7.4 million to the year ended December 31, 2018.

Cost of sales for SPRIX Nasal Spray and OXAYDO reflect the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies from January 1, 2019 to January 31, 2019. Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the period from February 1, 2019 to December 31, 2019.

Cost of sales for SPRIX Nasal Spray, OXAYDO and ARYMO ER for the year ended December 31, 2018 reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the period.

Amortization of product rights

Amortization of product rights increased $10.9 million to $13.0 million for the year ended December 31, 2019 compared amortization of product rights of $2.1 million for the year ended December 31, 2018. Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible asset to $31.9 million, offset in part by a decrease in value of the OXAYDO intangible asset as a result of a fresh start accounting.

General and administrative expenses

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018	Change

Salary and related benefits and employee costs	$7,008	$839	$8,975	$(1,128)
Legal, accounting, tax and insurance	4,473	204	3,179	1,498
Regulatory and related	2,574	503	3,288	(211)
Stock compensation	2,126	3,466	3,538	2,054
Other professional fees including public company costs	1,962	95	3,862	(1,805)
Intellectual property	1,287	3	139	1,151
Other general and administrative costs	2,891	303	1,098	2,096
Total general and administrative expenses	$22,321	$5,413	$24,079	$3,655

General and administrative (“G&A”) expenses increased $3.7 million to $27.7 million for the year ended December 31, 2019 compared to G&A expenses of $24.1 million to the year ended December 31, 2018. This increase was primarily attributable to $2.1 million of higher stock compensation partially offset by lower salary and related costs, $1.2 million of higher intellectual property and related costs, and $1.5 million of higher legal, accounting, tax and insurance costs. We anticipate our G&A expenses will increase in the future due to growth of our commercialization efforts for our approved products and costs related to any business development activities. These increases will likely include increased costs for insurance, hiring of additional personnel and payments to outside consultants, regulatory fees, and legal and accounting fees, among other expenses.

Sales and marketing expenses

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018	Change

Salary and related benefits and employee costs	$18,510	$1,410	$20,453	$(533)
Promotional and marketing programs	9,570	657	9,407	820
Other professional fees including consultants	2,705	65	1,808	962
Stock compensation	111	444	314	241
Other sales and marketing expenses	1,640	197	1,748	89
Total sales and marketing expenses	$32,536	$2,773	$33,730	$1,579

Sales and marketing (“S&M”) expenses increased $1.6 million to $35.3 million for the year ended December 31, 2019 compared to S&M expenses of $33.7 million for the year ended December 31, 2018. The increase was primarily due to higher spending for consultants and marketing programs to support our Iroko acquired products of $1.0 million and $0.8 million, respectively, partially offset by lower employee compensation and related costs, including travel and fleet expenses, of $0.5 million. We anticipate that our S&M expenses will continue to increase as we grow our commercial operations. These increases will likely include increased costs for hiring of additional personnel, outside consultants and marketing programs, among other expenses.

Research and development expenses

Research and development (“R&D”) expenses decreased $3.3 million to $0.2 million for the year ended December 31, 2019 compared to R&D expense of $3.5 million for the year ended December 31, 2018. This decrease was driven by a discontinuation of costs that did not directly support the growth of our commercial business. We anticipate that our future research and development expense will continue to decline as we are seeking partners for each of our product candidates.

Restructuring and other charges

Restructuring and other charges of $2.7 million for the year ended December 31, 2019 reflect costs of severance payments related to the reduction of executive officers and a reduction in force in our Denmark facility in January 2019.

Restructuring and other charges of $17.0 million for the year ended December 31, 2018 reflected costs related to the discontinuation of ARYMO ER of $8.2 million and a termination payment to Halo Pharmaceuticals of $3.1 million, and legal and other professional fees of $5.8 million.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration for the period February 1, 2019 through December 31, 2019 was $5.0 million which was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Change in fair value of warrant and derivative liability

The interest make-whole provisions of the 6.50% Notes, as well as the warrant liability associated with the warrants issued in our July 2017 Equity offering are subject to re-measurement at each balance sheet date.  Refer to Note 6 – Fair Value Measurements to our Consolidated Financial Statements included in Item 15 of this Annual Report for additional details. We recognize any change in fair value in our Consolidated Statements of Operations and Comprehensive Loss as a change in fair value of the derivative liabilities.   During the year ended December 31, 2018 we recognized a change in the fair value of our derivative liabilities of $12.3 million. The 6.50% Notes and warrants were cancelled as part of the reorganization.

Interest expense, net

Interest expense, net decreased by $28.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Interest expense of $13.3 million for the year ended December 31, 2019 includes non-cash interest and amortization of debt discount totaling $6.1 million. Interest expense of $41.3 million for the year ended December 31, 2018 includes non-cash interest and amortization of debt discount totaling $38.3 million.

Refer to Note 11 to our Consolidated Financial Statements included in Item 15 of this Annual Report for additional details about our long-term debt at December 31, 2018.

Other gain

Other gain of $3.5 million for the year ended December 31, 2019 consisted primarily of proceeds from the sale of TIVORBEX. Other gain of $0.1 million for the year ended December 31, 2018 consisted primarily of gains on sale of machinery and equipment in Denmark.

Reorganization items

Reorganization items of $114.2 million for the year ended December 31, 2019 consisted of a gain on the revaluation of assets and liabilities of $91.2 million, a gain on extinguishment of debt of $30.0 million and fees of $7.0 million related to the bankruptcy and Iroko Products Acquisition.

Reorganization charges of $9.0 million for the year ended December 31, 2018 reflected costs related to the Chapter 11 Cases and consist of legal and other professional fees incurred subsequent to the Chapter 11 filing.

Provision (benefit) for income taxes

We had no provision nor benefit for the years ended December 31, 2019 or 2018 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Due to historical net losses, we have an accumulated deficit of $46.6 million and a working capital deficit of $24.1 million at December 31, 2019. Cash, cash equivalents and restricted cash totaled $12.4 million as of December 31, 2019. We incurred a net loss of $46.6 million for the period February 1, 2019 through December 31, 2019, net income of $107.2 million for the period January 1, 2019 through January 31, 2019, and a net loss of $95.5 million for the year ended December 31, 2018. Our operating activities used net cash of $11.0 million during the period February  1, 2019 through December 31, 2019 and provided net cash of $0.8 million for the period from January 1, 2019 through January 31, 2019. Net cash used for operating activities during the year ended December 31, 2018 was $54.8 million.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger, and subject to certain limited exceptions, including, without limitation, Assertio’s prior written consent, it restricts us from taking certain specified actions until the Merger is complete or the agreement is terminated, including, without limitation, not exceeding a certain amount in capital expenditures, not entering into certain types of contracts and other matters.

Cash Flows

Comparison of the period from February 1, 2019 through December 31, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor) to the Year Ended December 31, 2018 (Predecessor)

The following table summarizes our cash flows for the period from February 1, 2019 through December 31, 2019, the period from January 1, 2019 through January 31, 2019 and the year ended December 31, 2018:

(in thousands)	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Net cash provided by (used in):
Operating activities	$(10,964)	$822	$(54,814)
Investing activities	4,970	—	55,209
Financing activities	914	(19,104)	3,912
Effect of foreign currency translation on cash	(2)	6	(74)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,082)	$(18,276)	$4,233

Cash Flows from Operating Activities

Net cash used in operating activities for the period from February 1, 2019 through December 31, 2019 was $11.0 million and consisted primarily of a net loss of $46.6 million.  The net loss was partially offset by non-cash adjustments of $13.6 million for depreciation and amortization expense, $6.1 million of non-cash interest and amortization of debt discount, and $5.0 million due to the change in fair value of contingent consideration. Net cash outflows from changes in operating assets and liabilities of $9.6 million consisted of an increase in accounts receivable of $21.6 million, offset by a decrease in inventory of $24.8 million and an increase in accounts payable and accrued expenses of $8.0 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the period from February 1, 2019 through December 31, 2019 was $5.0 million and consisted of cash inflows of $5.0 million for the maturity and sale of investments.

Net cash provided by investing activities for the year ended December 31, 2018 was $55.2 million and consisted primarily of the maturity of investments of $74.2 million, offset by cash outflows of $23.5 million for the purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.9 million for the period from February 1, 2019 through December 31, 2019 and consisted of net proceeds from the Highbridge Credit Agreement, net of principal repayments, and payments of contingent consideration.

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

To date, we have been unable to achieve profitability, and with just our existing products and product candidates, we believe we may never achieve profitability in the future.

All of our employees are located in the U.S., with the exception of one employee located in Denmark. In addition to our employees, we rely on (i) our partners, wholesalers, distributors and third party logistics provider in connection with our commercial efforts, and (ii) contract manufacturers and suppliers primarily in the U.S.in connection with the manufacture of our products. If we, or any of these third party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to holders of our common stock. The indenture that governs the 13% Senior Secured Notes due 2024 contains covenants that, among other things, restricts our ability to issue additional indebtedness other than pursuant to the Revolving Credit Facility.  Although our ability to issue additional indebtedness is expected to be significantly limited by such covenants, if we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations.  We may also seek to raise additional financing through the issuance of debt which, if available and permitted pursuant to the documents governing the 13% Senior Secured Notes due 2024 and any other indebtedness we may incur in the future, may involve agreements that include restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.  There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.  In addition, certain agreements we entered into in connection with the consummation of the Iroko Acquisition and the Chapter 11 Cases will further restrict and limit our ability to raise additional capital, including agreements with respect to pre-emptive rights. Accordingly, our ability to raise additional capital may be restricted by these agreements as well. Refer to Note 21 to our Consolidated Financial Statements included in Item 15 of this Annual Report for additional details.

As of December 31, 2019, we had cash and cash equivalents, and restricted cash of $12.4 million. Given the uncertainty with respect to the various factors and assumptions underlying the previously disclosed date through which we estimated that our cash and cash equivalents would be sufficient to fund our future cash requirements, we are no longer in a position to provide such forward-looking information.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

We have employment agreements with our executive officers that require the funding of a specific level of payments if specified events occur, such as a change in control or termination without cause.

In addition, in the course of normal business operations, we have agreements with contract service providers to assist in the performance of our commercial and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments or long‑term commitments of cash.

Contractual Obligations and Purchase Commitments

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$3,367	$1,273	$1,861	$233	$—
13% Series A-1 Notes (2)	74,281	7,794	19,029	47,458	—
13% Series A-2 Notes (3)	66,852	7,014	17,126	42,712	—
Promissory Note (4)	5,019	5,019	—	—	—
Credit agreement (5)	6,137	514	5,623	—	—
Supply Agreement - Cosette Pharmaceuticals (6)	6,480	6,480	—	—	—
Supply Agreement - Catalent (7)	1,000	500	500	—	—
Supply Agreement - JHS (8)	3,600	1,440	2,160	—	—
Total	$166,736	$30,034	$46,299	$90,403	$—
(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our vehicles and office space. The vehicle lease expires in June 2023.  The office lease expires on February 28, 2022.

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

Interest Rate Risk

We had cash and cash equivalents, restricted cash and marketable securities (2018 only) of $12.4 million and $40.7 million at December 31, 2019 and December 31, 2018, respectively, consisting primarily of money market funds, certificates of deposit, commercial paper, U.S. government agency securities and corporate debt securities. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have limited currency exposures as minimal purchases are made in currencies other than the U.S. dollar. We are party to limited contracts denominated in Danish Krone.

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

A 10% increase in foreign currency exchange rates (U.S. dollar against Danish Krone) would have a minimal impact on our net loss in the current year.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Because of its inherent limitations, disclosure controls and procedures may not prevent all misstatements.

As required by SEC Rule 13a‑15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes‑Oxley Act. We ceased to be an “emerging growth company” as defined in the JOBS Act on December 31, 2019, and, if we are deemed to be a large accelerated filer or an accelerated filer, will no longer be permitted to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
2.1^

Asset Purchase Agreement, dated as of January 8, 2015, by and between Egalet US, Inc. and Luitpold Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015).

2.2

Asset Purchase Agreement, dated October 30, 2018, by and among Egalet Corporation, Egalet US Inc. and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 31, 2018).

2.3

Amendment No. 3 to Asset Purchase Agreement, dated as of May 31, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on June 6, 2019).

2.4˄

Agreement and Plan of Merger, dated as of March 16, by and among Zyla Life Sciences, Assertio Holdings, Inc., Assertio Therapeutics, Inc., Zebra Merger Sub, Inc. and  Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on March 17, 2020).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 1, 2019).
3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company  (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on June 6, 2019).

3.3

Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

3.4

First Amendment to Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on June 6, 2019).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10‑K filed with the Securities and Exchange Commission on March 29, 2019).
4.2

Indenture, dated as of January 31, 2019, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

4.3

Promissory Note, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

4.4	Form of Iroko Warrant Agreement. (incorporated by reference to Exhibit 4.3 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).
4.5	Form of Non-Iroko Warrant Agreement. (incorporated by reference to Exhibit 4.4 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).
4.6	Description of Securities (Filed herewith).
10.1*

Collaboration and License Agreement, dated as of January 7, 2015, by and among Egalet Corporation, Egalet US, Inc., Egalet Ltd. and Acura Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015).

10.2*

License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

10.3*

First Amendment dated March 21, 2001 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

10.4*

Second Amendment dated December 10, 2015 to License Agreement effective as of November 23, 2000 between Recordati Sa Chemical & Pharmaceutical Company and Roxro Pharma LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

10.5*

Collaborative License, Exclusive Manufacture and Global Supply Agreement between G&W Laboratories, Inc. and Iroko Pharmaceuticals, LLC, as amended by Amendment 1 and Amendment 2 thereto (the Company succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2019).

10.6*

Master Services Agreement made as of August 28, 2013 between Patheon Pharmaceuticals Inc. and Iroko Pharmaceuticals, LLC, as amended by an amendment thereto (the Company succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2019).

10.7*

Commercial Supply Agreement, effective October 1, 2018, between Iroko Pharmaceuticals, LLC and Catalent CTS, LLC (the Company succeeded Iroko as a party to this agreement) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2019).

10.8*

Manufacturing and Supply Agreement by and between Zyla Life Sciences US Inc. and Jubilant HollisterStier LLC  July 30, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019).

10.9*	Second Amended and Restated Nano-Reformulated Compound License Agreement dated January 27, 2020 among iCeutica Inc., iCeutica Pty Ltd., and Zyla Life Sciences US Inc. (filed herewith).
10.10	Form of Royalty Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).
10.11

Collateral Agreement, dated as of January 31, 2019, among the Company, the Subsidiary Parties from time to time party thereto and U.S. Bank National Association as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.12

Revolving Credit Agreement, dated as of March 20, 2019, among the Company, Cantor Fitzgerald Securities, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.13

Collateral Agreement, dated as of March 20, 2019, among the Company, the subsidiaries of the Company party thereto as Guarantors, and Cantor Fitzgerald Securities, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2019).

10.14

Stockholders’ Agreement, dated as of January 31, 2019, among the Company and the stockholder(s) of the Company from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.15	Form of Preemptive Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).
10.16

Registration Rights Agreement, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

10.17+

Employment Agreement, dated as of October 30, 2019, between Todd Smith and Zyla Life Sciences (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on October 30, 2019).

10.18+

Employment Agreement by and between the Company and Robert S. Radie (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 11, 2014).

10.19+

Separation Agreement, dated as of October 30, 2019, between Robert Radie and the Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on October 30, 2019).

10.20+

Employment Agreement by and between the Company and Mark Strobeck (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 11, 2014).

10.21+

Retention Bonus Agreement, dated August 26, 2019 between the Company and Mark Strobeck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8 K filed with the Securities and Exchange Commission on August 30, 2019).

10.22+

Separation Agreement and General Release dated July 9, 2019 between the Company Patrick M. Shea (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2019).

10.23+

Separation Agreement and General Release dated May 28, 2019 between the Company and Barbara Carlin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2019).

10.24+

Employment Agreement by and between the Company and Megan Timmins (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

10.25+	Separation Agreement dated as of December 31, 2019 between H. Jeffrey Wilkins and the Company (filed herewith).
10.26+	Form of Employment Agreement Amendment (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).
10.27+	Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (filed herewith).
10.28+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).
10.29+	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on March 29, 2019).
10.30+

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2019).

10.31+	2013 Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S‑1 (File No. 333‑191759)).
10.32+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S‑1 (File No. 333‑191759)).
10.33

Lease Agreement, dated as of November 30, 2015 by and between Chesterbrook Partners, LP and Egalet US Inc. (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10‑K filed on March 11, 2016).

21.1	List of Significant Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
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

99.3

Form of Consent to First Supplemental Indenture (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8 K filed with the Securities and Exchange Commission on March 17, 2020).

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

Date: March 26, 2020	Zyla Life Sciences
	By:	/s/ Todd n.smith

Todd N. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TODD N. SMITH Todd N. Smith	Director, President and Chief Executive Officer	March 26, 2020
(Principal Executive Officer and Principal Financial Officer)

/s/ TIMOTHY P. WALBERT	Chairman, Board of Directors	March 26, 2020
Timothy P. Walbert

/s/ TODD HOLMES	Director	March 26, 2020
Todd Holmes

/s/ JOSEPH MCINNIS	Director	March 26, 2020
Joseph McInnis

/s/ MATTHEW PAULS	Director	March 26, 2020
Matthew Pauls

/s/ GARY M. PHILLIPS, M.D.	Director	March 26, 2020
Gary M. Phillips, M.D.

/s/ ANDREA HESLIN SMILEY	Director	March 26, 2020
Andrea Heslin Smiley

INDEX TO FINANCIAL STATEMENTS

Zyla Life Sciences and Subsidiaries
Audited Financial Statements

Report of Independent Registered Public Accounting Firm on consolidated financial statements as of December 31, 2019 (Successor) and 2018 (Predecessor) and for the period from February 1, 2019 through December 31, 2019 (Successor), the Period from January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor)

F-2
Consolidated Balance Sheets as of December 31, 2019 (Successor) and December 31, 2018 (Predecessor)	F-4

Consolidated Statements of Operations for the period February 1, 2019 through December 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor)

F-5

Consolidated Statements of Comprehensive Loss for the period February 1, 2019 through December 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor)

F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period February 1, 2019 through December 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the period February 1, 2019 through December 31, 2019 (Successor), the Period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor)

F-8
Notes to consolidated financial statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zyla Life Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zyla Life Sciences, Inc. and Subsidiaries (the Company) as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 (Successor) and 2018 (Predecessor), and the results of its operations and its cash flows for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Company Reorganization

As discussed in Note 1 to the consolidated financial statements, on January 14, 2019, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on January 31, 2019. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has a working capital deficit and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 26, 2020

Zyla Life Sciences and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share data)

	Successor	Predecessor
	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$11,965	$35,323
Marketable securities, available for sale	—	4,988
Accounts receivable, net	25,697	8,006
Inventory	9,049	2,639
Prepaid expenses and other current assets	4,102	2,715
Other receivables	815	846
Total current assets	51,628	54,517
Intangible assets, net	110,482	4,281
Restricted cash	400	400
Property and equipment, net	3,316	1,059
Right of use assets	2,672	—
Goodwill	58,747	—
Deposits and other assets	3,142	1,676
Total assets	$230,387	$61,933
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,752	$8,561
Accrued expenses	50,357	24,584
Debt - current, net	8,177	—
Acquisition-related contingent consideration	3,500	—
Other current liabilities	985	—
Total current liabilities	75,771	33,145
Debt - non-current portion, net	91,710	—
Acquisition-related contingent consideration	14,400	—
Credit agreement	4,050	—
Other liabilities	2,065	560
Total liabilities not subject to compromise	187,996	33,705

Liabilities subject to compromise	—	139,588

Stockholders’ equity (deficit):
Predecessor common stock--$0.001 par value; 275,000,000 shares authorized; 56,547,101 shares issued and outstanding at December 31, 2018	—	55
Successor common stock--$0.001 par value; 100,000,000 shares authorized; 9,437,883 shares issued and outstanding at December 31, 2019	9	—
Additional paid-in capital	89,027	276,569
Accumulated other comprehensive (loss) income	(5)	869
Accumulated deficit	(46,640)	(388,853)
Total stockholders' equity (deficit)	42,391	(111,360)
Total liabilities and stockholders’ equity (deficit)	$230,387	$61,933

The accompanying notes are an integral part of these consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Revenue
Net product sales	$79,527	$1,775	$30,353
Total revenue	79,527	1,775	30,353

Costs and Expenses
Cost of sales (excluding amortization of product rights)	40,553	554	7,447
Amortization of product rights	12,823	171	2,107
General and administrative	22,321	5,413	24,079
Sales and marketing	32,536	2,773	33,730
Research and development	22	186	3,536
Restructuring and other charges	1,920	799	17,043
Change in fair value of contingent consideration payable	4,983	—	—
Total costs and expenses	115,158	9,896	87,942
Loss from operations	(35,631)	(8,121)	(57,589)

Other (income) expense:
Change in fair value of warrant and derivative liability	—	—	(12,292)
Interest expense (income), net	13,353	(52)	41,280
Other gain, net	(3,337)	(140)	(144)
Loss on foreign currency exchange	—	—	(1)
Total other expense (income)	10,016	(192)	28,843
Reorganization items	993	(115,169)	9,022
Net (loss) income	$(46,640)	$107,240	$(95,454)
Per share information:
Net (loss) income per share of common stock, basic and diluted	$(3.25)	$1.90	$(1.81)
Weighted-average shares outstanding, basic and diluted	14,333,562	56,547,101	52,775,116

The accompanying notes are an integral part of these consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Net (loss) income	$(46,640)	$107,240	$(95,454)
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	—	45
Foreign currency translation adjustments	(5)	—	(184)
Comprehensive (loss) income	$(46,645)	$107,240	$(95,593)

The accompanying notes are an integral part of these consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except per share data)

	Common stock
					Accumulated
		$0.001	Additional		Other
	Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income (loss)	Total

Balance as of December 31, 2017 (Predecessor)	45,939,663	$46	$254,871	$(295,300)	$1,008	$(39,375)
Cumulative adjustment - ASU 2014-09	—	—	—	1,901	—	1,901
Restricted shares of common stock issued	1,500,000	—	9	—	—	9
Forfeiture of restricted shares of common stock	(225,000)	—	—	—	—	—
Issuance of common stock, net of costs	8,332,438	8	5,220	—	—	5,228
Exchange of convertible debt and issuance of warrants	1,000,000	1	12,496	—	—	12,497
Stock-based compensation expense	—	—	3,973	—	—	3,973
Unrealized gain on available for sale securities	—	—	—	—	45	45
Foreign currency translation adjustment	—	—	—	—	(184)	(184)
Net loss	—	—	—	(95,454)	—	(95,454)
Balance as of December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)

Balance as of December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	107,240	—	107,240
Cancellation of Predecessor common stock and stock-based compensation	(56,547,101)	(55)	(280,694)	—	—	(280,749)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	281,613	(869)	280,744
Common stock issued for settlement of predecessor debt	4,774,093	5	31,000	—	—	31,005
Common stock issued for asset purchase	4,586,875	4	29,784	—	—	29,788
Warrants issued for settlement of predecessor debt	—	—	14,303	—	—	14,303
Warrants issued for asset purchase	—	—	11,841	—	—	11,841
Balance as of January 31, 2019 (Predecessor)	9,360,968	$9	$86,928	$—	$—	$86,937

Balance as of February 1, 2019 (Successor)	9,360,968	$9	$86,928	$—	$—	$86,937
Stock-based compensation	—	—	2,099	—	—	2,099
Issuance of common stock	76,915	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(46,640)	—	(46,640)
Balance as of December 31, 2019 (Successor)	9,437,883	$9	$89,027	$(46,640)	$(5)	$42,391

The accompanying notes are an integral part of these consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Operating activities:
Net (loss) income	$(46,640)	$107,240	$(95,454)
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,576	204	4,193
Loss on disposal of property and equipment	33	—	—
Non-cash impairment of property and equipment	—	—	6,886
Non-cash reorganization items	—	(121,144)	—
Change in fair value of warrant and derivative liability	—	—	(12,292)
Stock-based compensation expense	2,237	4,125	3,973
Non-cash interest and amortization of debt discount	6,111	(9)	38,307
Accretion of discount on marketable securities	(3)	(5)	(209)
Deferred income taxes	—	—	(1)
Change in Right of Use Assets	(818)	—	—
Change in fair value of contingent consideration	4,983	—	—
Changes in assets and liabilities:
Accounts receivable	(21,556)	3,865	(4,257)
Inventory	24,789	340	429
Prepaid expenses	(159)	219	(46)
Other receivables	(685)	711	3
Deposits and other assets	(1,467)	1	(666)
Accounts payable	4,416	103	(1,600)
Accrued expenses	3,582	5,172	6,104
Other current liabilities	(45)	—	—
Other liabilities	682	—	(184)
Net cash (used in) provided by operating activities	(10,964)	822	(54,814)
Investing activities:
Payments for purchase of property and equipment	(40)	—	(9)
Proceeds from disposal of property and equipment	13	—	—
Purchases of investments	—	—	(23,465)
Sales of investments	2,497	—	4,509
Maturity of investments	2,500	—	74,174
Net cash provided by investing activities	4,970	—	55,209
Financing activities:
Net proceeds from issuance of common stock	—	—	5,228
Payments of contingent consideration	(1,883)	—	—
Payments on borrowings	—	(19,104)	(895)
Payments of tax withholdings on restricted stock	(138)	—	—
Proceeds from credit agreement	3,770	—	—
Royalty payments in connection with the 13% Notes	(835)	—	(421)
Net cash provided by (used in) financing activities	914	(19,104)	3,912
Effect of foreign currency translation on cash and cash equivalents	(2)	6	(74)
Net increase (decrease) cash, cash equivalents and restricted cash	(5,082)	(18,276)	4,233
Cash, cash equivalents and restricted cash at beginning of period	17,447	35,723	31,490
Cash, cash equivalents and restricted cash at end of period	$12,365	$17,447	$35,723

Supplemental disclosures of cash flow information:
Cash interest payments	$4,782	$—	$11,896
Non-cash financing activities:
Reclassification to additional paid-in capital of derivative liability	$—	$—	$12,496

The accompanying notes are an integral part of these consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization and Description of the Business

Zyla Life Sciences (the “Company”) is a commercial-stage life science company committed to bringing products to patients and healthcare providers and is focused on marketing its portfolio of medicines for pain and inflammation. Zyla’s portfolio includes six products: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX® (diclofenac), VIVLODEX® (meloxicam), INDOCIN® (indomethacin) suppositories, INDOCIN® oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.

SPRIX Nasal Spray is a nonsteroidal anti-inflammatory drug indicated in adult patients for the short‑term (up to five days) management of moderate to moderately severe pain that requires analgesia at the opioid level. VIVLODEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory products. The Company acquired two forms of INDOCIN, an oral solution and a suppository, from Iroko Pharmaceuticals, Inc. and its subsidiaries (collectively, “Iroko”) in January 2019. Both products are approved for many indications including: moderate to severe rheumatoid arthritis including acute flares of chronic disease, moderate to severe ankylosing spondylitis, moderate to severe osteoarthritis, acute painful shoulder (bursitis and/or tendinitis) and acute gouty arthritis. OXAYDO is an immediate release (“IR”) oxycodone product designed to discourage abuse via snorting, indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. To augment its current product portfolio, the Company is seeking to acquire additional product candidates or approved products to develop and/or market.

Emergence from Voluntary Reorganization Under Chapter 11 Proceedings

Chapter 11 Cases

On October 30, 2018, the Company entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the SOLUMATRIX products and INDOCIN products and one development product from Iroko. To facilitate the transactions contemplated by the Purchase Agreement (the “Iroko Products Acquisition”) and to reorganize its financial structure, the Company and its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and a related Joint Plan of Reorganization (“the Plan”) on October 30, 2018.

The Company requested that the Chapter 11 cases (the “Chapter 11 Cases”) be jointly administered for procedural purposes only under the caption “In re Egalet Corporation, et al., Case No. 18-12439”. Upon filing, the Company continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The Company continued ordinary course operations substantially uninterrupted during the Chapter 11 Cases and sought approval from the Bankruptcy Court for relief under certain “first day” motions authorizing the Company to continue to conduct its business in the ordinary course. On January 14, 2019, the Bankruptcy Court entered the Confirmation Order confirming the Plan under Chapter 11 of the Bankruptcy Code. On January 31, 2019 (the “Effective Date”), and substantially concurrent with the consummation of the acquisition of the Iroko products named below pursuant to the Purchase Agreement (the “Iroko Products Acquisition”), the Plan became effective. The Company divested assets related to TIVORBEX in November 2019.

Liquidity and Substantial Doubt in Going Concern

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of December 31, 2019, the Company had an accumulated deficit of $46.6 million and a working capital deficit of $24.1 million. Even though the Company emerged from bankruptcy, it continues to have significant indebtedness and its ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing its revenue, managing its expenses and complying with the terms of its new debt agreements. Refer to Note 12—Debt for additional details of these debt agreements.

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

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Accounting

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company’s consolidated financial statements include the accounts of Zyla Life Sciences and its wholly‑owned subsidiaries, Zyla Life Sciences US Inc. and Egalet Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect the more significant judgements and estimates used in the preparation of its consolidated financial statements.

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision‑making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. As of December 31, 2019, long‑lived assets were located in the United States and net revenue from product sales was derived entirely from the United States.

Concentrations of Credit Risk and Off‑Balance Sheet Risk

Cash, cash equivalents and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company maintains its cash balances in accounts with financial institutions that management believes are creditworthy.  The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low-risk debt securities issued by U.S. government agencies and very highly rated corporations, subject to certain concentration limits. The Company believes its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

The following table reflects the Company’s accounts receivable concentration by customer at December 31, 2019 and 2018:

	2019	2018
Customer A	44.3%	70.2%
Customer B	34.3%	—%
Customer C	6.2%	—%
Customer D	6.0%	14.3%
Customer E	4.7%	9.0%
Total	95.5%	93.5%

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash balances of $12.2 million and $0.2 million were maintained at financial institutions in the United States and Denmark, respectively, at December 31, 2019. Bank deposits are insured up to approximately $0.3 million and $0.1 million for U.S. and Danish financial institutions, respectively.

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

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available-for-sale in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company’s available-for-sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss).  Realized gains and losses are determined using the specific identification method and are included in interest expense.  Marketable securities are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the carrying amount of the investment is written down to fair value and the write-down is included in the Consolidated Statements of Comprehensive Loss as a loss.

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term nature of these accounts.  The carrying value of the derivative liabilities are the estimated fair value of the liability as further described in Note 6 – Fair Value Measurements.

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

The Company’s financial assets have been initially valued at the transaction price and subsequently valued at the end of each reporting period, typically utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches, and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by its pricing services as of December 31, 2019 or 2018.

Financial liabilities that the Company measures at fair value on a recurring basis include derivative liabilities consisting of the interest make whole feature of the 5.50% and 6.50% Notes, the conversion feature of the 6.50% Notes and the warrant liability associated with the July 2017 Equity offering. Acquisition related contingent consideration is also measured at fair value. These financial liabilities are classified as Level 3 within the fair value hierarchy.  Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input.

The Company’s financial liabilities have been initially and subsequently valued at the end of each reporting period, typically utilizing third-party valuation services.  The valuation services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs for similar instruments to determine value, if available. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the valuations provided by its third-party valuation services by reviewing their pricing valuation and matrices and confirming the relevant markets are active. The change in fair value of the contingent consideration during the period ending December 31, 2019 was primarily due to changes in the net product sales forecast and discount rates as there were no other significant changes in key assumptions. The Company did not adjust or override any fair value measurements provided by its valuation services as of December 31, 2019 and December 31, 2018.

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2, or Level 3 financial assets or liabilities. The Company did not have any non-recurring fair value measurements on any assets or liabilities at December 31, 2019 and December 31, 2018.

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

Goodwill

Goodwill is calculated as the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets pursuant to ASC 852, Reorganizations. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. Our operations are currently comprised of a single, entity wide reporting unit.

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

Long-lived intangible assets acquired as part of the SPRIX Nasal Spray acquisition, OXAYDO license and INDOCIN product rights are being amortized on a straight-line basis over their estimated useful lives of 9 years, 3 years and 9 years, respectively.  The Company estimated the useful life of the assets by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition for the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review.

The Company assesses the recoverability of its long‑lived assets, which include property and equipment and product rights whenever significant events or changes in circumstances indicate impairment may have occurred. If indicators of impairment exist, projected future undiscounted cash flows associated with the asset are compared to its carrying amount to determine whether the asset’s value is recoverable. Any resulting impairment is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the year ended December 31, 2018, the Company recorded a charge of $0.1 million to restructuring and other charges to write off the remaining IP R&D intangible asset related to its Guardian Technology due to the Company’s decision to discontinue the manufacturing and promotion of ARYMO ER.

Net Product Sales

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, at the time it ships its products to its customers (primarily wholesalers and specialty pharmacies).

The Company sells SPRIX Nasal Spray in the United States to a single specialty pharmaceutical distributor. The Company recognizes revenue from sales of SPRIX Nasal Spray upon delivery of the product to its distributor. The Company sells INDOCIN suppositories and oral suspension in the United States through third-party wholesalers, subject to rights of return, with revenue recognized upon delivery of the product to the wholesaler. The Company sells its SOLUMATRIX products in the United States through third-party wholesalers, subject to rights of return, with revenue recognized upon delivery of the product to the wholesaler. The Company sells OXAYDO in the United States to several wholesalers, all subject to rights of return. The Company recognizes revenue of OXAYDO upon delivery of the product to its customers.

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

Wholesaler and Title Fees. The Company pays certain pharmaceutical wholesalers and its third-party logistics provider fees based on a contractually determined rate. The Company accrues these fees on shipments to the respective wholesalers and recognizes the fees as a reduction of revenue in the same period the related revenue is recognized.

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

Rebates and Chargebacks. Managed care rebates are payments to governmental agencies and third parties, primarily pharmacy benefit managers and other health insurance providers. The reserve for these rebates is based on a combination of actual utilization provided by the third party and an estimate of customer buying patterns and applicable contractual rebate rates to be earned over each period. The Company recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or net realizable value, net of reserve for excess and obsolete inventory and cost is determined using the average-cost method. At December 31, 2019 and December 31, 2018, inventory consisted of raw materials, work in process, and finished goods.

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

Long Term Debt

For a description of the Company’s debt obligations outstanding at December 31, 2019, see Note 12 – Debt.

Former 5.50% Notes

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

Former 13.0% Notes

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

Former 6.50% Notes

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

Liabilities Subject to Compromise

The Predecessor Company’s financial statements include amounts classified as Liabilities Subject to Compromise, which represent liabilities that existed prior to the effectiveness of its bankruptcy plans and that were restructured under the Plan of Reorganization. These amounts include amounts related to (i) the 5.50% Notes, (ii) the 6.50% Notes and (iii) the 13.0% Notes, including the accrued interest thereon, and accrued vendor liabilities. Refer to Note 11–Liabilities Subject to Compromise for additional details.

Interest Make-Whole Derivative

The former 5.50% Notes included an interest make-whole feature whereby if a noteholder converted any of the 5.50% Notes prior to April 1, 2018, subject to certain restrictions, the noteholder would be entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through April 1, 2018, computed using a discount rate equal to 2%.  The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability on the Company’s Consolidated Balance Sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s Consolidated Statements of Operations and Comprehensive Loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

The former 6.50% Notes included an interest make-whole feature whereby if a noteholder converted any of the 6.50% Notes prior to January 1, 2021, subject to certain restrictions, they were entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the notes to be converted had such notes remained outstanding from the conversion date through January 1, 2021, computed using a discount rate equal to 2%.  The Company has determined that this feature is an embedded derivative and has recognized the fair value of this derivative as a liability on the Company’s Consolidated Balance Sheets, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s Consolidated Statements of Operations and Comprehensive Loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial tree lattice model.

Warrant Liability

On July 6, 2017, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. relating to an underwritten public offering (the “July 2017 Equity Offering”) of 16,666,667 shares of the Company’s common stock and accompanying warrants to purchase 16,666,667 shares of common stock, at a combined public offering price of $1.80 per share and accompanying warrant, for gross proceeds of $30.0 million.  Each warrant was issued at an exercise price of $2.70, subject to adjustment in certain circumstances. The shares of common stock and warrants were issued separately. The warrants could be exercised at any time on or after the date of issuance and expired five years from the date of issuance.

The Company accounted for the warrants using ASC 480 – Distinguishing Liabilities from Equity and determined that the warrants were a freestanding financial instrument that are subject to liability classification. Pursuant to the terms of the agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company, and as a result the warrants are required to be measured at fair value and reported as a current liability in the Company’s Consolidated Balance Sheet, with subsequent changes to fair value recorded through earnings at each reporting period on the Company’s Consolidated Statements of Operations and Comprehensive Loss as change in fair value of derivative liabilities. The warrants were cancelled in connection with the emergence from bankruptcy.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Current tax liabilities or receivables are recognized for the amount of taxes the Company estimates are payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return if such a position is more likely than not to be sustained. Then, the tax benefit recognized is the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Accrued interest and penalties are included within the related tax liability line in the Company’s Consolidated Balance Sheets. The Company did not have any accrued interest or penalties associated with any unrecognized tax positions at December 31, 2019 and 2018, and there were no such interest or penalties recognized during the period from February 1, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through January 31, 2019 (Predecessor) or the year ended December 31, 2018 (Predecessor).

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted‑average number of common shares outstanding during the period. Diluted net loss per share of common stock is computed by dividing the net loss applicable to common stockholders by the sum of the weighted‑average number of common shares outstanding during the period plus the potential dilutive effects of common stock options and warrants outstanding during the period calculated in accordance with the treasury stock method, plus the potential dilutive effects of the 5.50% and 6.50% Notes using the if-converted method. Because the impact of these items is anti‑dilutive during periods of net loss, there was no difference between basic and diluted net loss per share of common stock for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This guidance applies to all entities and impacts how entities account for credit losses for most financial assets and other instruments.  ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset. For available-for-sales debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in credit losses on its available-for-sale debt securities immediately in earnings.

The FASB also released clarifying guidance in April 2019 within ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” in May 2019 within ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” and in November 2019 within ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” The updates provide guidance on estimating credit losses, including transition relief by allowing for election of the fair value methodology on an instrument-by-instrument basis for eligible financial instruments within the scope of ASC 825-10, and valuation of receivables from customers with troubled debt. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Elections under ASU 2019-05 require a modified retrospective application through a cumulative-effect adjustment in the opening balance of retained earnings upon adoption. The Company is currently analyzing the impact of the credit losses standard and does not anticipate the adoption of this ASU on January 1, 2020 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)” which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not plan to early adopt this ASU and the Company does not believe there will be a material impact on its consolidated financial statements as a result of adopting this ASU.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein. Early adoption is permitted for any annual periods for which financial statements have not been issued and interim periods therein. The Company is currently analyzing the impact of ASU 2019-12 and does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

U.S. GAAP requires the adoption of fresh start accounting on the later of (i) the Plan confirmation date, or (ii) when all material conditions precedent to the Plan’s becoming effective are resolved, which occurred on January 31, 2019. Accordingly, the Company selected January 31, 2019 as the fresh start reporting date. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

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

The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections that included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the discounted cash flow analysis, which had the most significant effect on the estimated enterprise value, included the following: forecasted revenue, costs and free cash flows through 2023, discount rate of 15.1%. A terminal value of $217.3 million was established, which was determined using a perpetual long-term growth rate of 3%.

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

The following four-column consolidated statement of financial position table identifies the adjustments recorded to the Predecessor Company’s January 31, 2019 Consolidated Balance Sheets as a result of implementing the Plan and applying fresh start accounting:

		Plan Effects		Fresh Start
(in thousands)	Predecessor	Adjustments		Adjustments		Successor
Assets
Current assets
Cash and cash equivalents	$36,785	$(19,738)	(a)	$—		$17,047
Marketable securities, available for sale	4,994	—		—		4,994
Accounts receivable	4,141	—		—		4,141
Inventory	2,299	28,364	(b)	3,175	(h)	33,838
Prepaid expenses and other current assets	2,497	1,446	(b)	—		3,943
Other receivables	133	—		—		133
Total current assets	50,849	10,072		3,175		64,096
Intangible assets, net	4,109	90,106	(b)	29,091	(i)	123,306
Restricted cash	400	—		—		400
Property and equipment, net	1,027	3,047	(b)	—		4,074
Right of use asset, net	1,854	—		—		1,854
Goodwill	—	—		58,747	(j)	58,747
Deposits and other assets	1,676	—		—		1,676
Total assets	$59,915	$103,225		$91,013		$254,153
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	9,839	(1,500)	(a)	—		8,339
Accrued expenses	26,617	20,183	(c)	—		46,800
Deferred revenue	52	—		(52)	(k)	—
Debt - current	—	1,492	(d)	—		1,492
Acquisition-related contingent consideration	—	1,200	(d)	—		1,200
Other current liabilities	1,030	—		—		1,030
Total current liabilities	37,538	21,375		(52)		58,861
Debt - non-current portion, net	—	93,371	(d)	—		93,371
Acquisition-related contingent consideration	—	13,600	(d)	—		13,600
Deferred income tax liabilities	24	—		—		24
Other liabilities	1,463	—		(103)	(k)	1,360
Total liabilities not subject to compromise	39,025	128,346		(155)		167,216

Liabilities subject to compromise	138,884	(138,884)	(e)	—		—

Stockholders’ (deficit) equity:
Common stock	55	(46)	(f)	—		9
Additional paid in capital	276,880	(189,952)	(f)	—		86,928
Other comprehensive income (loss)	866	—		(866)	(l)	—
Accumulated deficit	(395,795)	303,761	(g)	92,034	(l)	—
Total stockholders’ (deficit) equity	(117,994)	113,763		91,168		86,937
Total liabilities and stockholders’ (deficit) equity	$59,915	$103,225		$91,013		$254,153

Effects of Plan Adjustments

a)	Reflects cash distribution of $18.2 million and reimbursement to Iroko for transaction expenses incurred on the acquisition of $1.5 million.

b)

Reflects purchase accounting for Iroko Products Acquisition which was treated as a business combination for accounting purposes. Assets acquired and liabilities assumed are recorded at fair value on the acquisition date.

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
c)

Adjustments to accrued expense reflect i) $2.15 million success fees to be paid after the Effective Date upon the completion of the Iroko Products Acquisition and Chapter 11 proceedings, ii) $1.0 million transaction fees to be paid after the Effective Date for expenses Iroko incurred in connection with the acquisition, and iii) $17.03 million product related liabilities such as rebates, coupon payments, and sales returns assumed from Iroko.

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

e)

The adjustment to liabilities subject to compromise relates to the extinguishment of the former 13% Notes and associated royalty rights, the 5.50% and 6.50% Notes, and rejected contracts. The former 13% Notes were settled with $50.0 million in aggregate principal amount of the 13% Notes newly issued common stock and warrants to acquire common stock of the Successor Company representing approximately 19.38% of the common stock then outstanding, and $20.0 million in cash equal to the sum of adequate protection payments of $1.8 million and cash distribution of $18.2 million. The 5.50% and 6.50% Notes were settled with newly issued common stock of the Successor Company representing approximately 31.62% of the common stock then outstanding. Contracts rejected in the Chapter 11 cases did not receive any consideration.

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

Fresh Start Adjustments

h)

A $3.2 million adjustment was recorded to adjust the Company’s legacy inventory, excluding inventory assumed from Iroko, to fair value.  The Company obtained an independent third-party valuation specialist’s assistance in the determination of the fair values of inventory. The inventory valuation included an analysis of net realizable value of the work in process inventory and finished goods. Finished goods are valued using the comparative sales method as a function of the estimated selling price less the sum of any cost to complete, costs of disposal, holding costs, and a reasonable profit allowance. Carrying value of raw materials and packaging is assumed to represent a reasonable proxy for fair value.

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
l)

The Predecessor Company’s accumulated deficit and accumulated other comprehensive income was eliminated in conjunction with the adoption of fresh start accounting pursuant to ASC 852, Reorganizations. The Predecessor Company recognized a $91.2 million gain related to the fresh start accounting adjustments related for revaluation of assets and liabilities as follows:

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of December 31, 2019.

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

Disaggregation of Revenue

The following table reflects net revenue by revenue source for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018
Product lines
INDOCIN products	$41,521	$—	$—
SPRIX Nasal Spray	23,908	1,354	23,424
SOLUMATRIX products	7,414	—	—
OXAYDO	6,684	421	5,767
ARYMO ER	—	—	1,162
Total	$79,527	$1,775	$30,353

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

Wholesaler and Title Fees

The Company pays certain pharmaceutical wholesalers and its third-party logistics provider fees based on a contractually determined rate. The Company accrues these fees on shipment to the respective wholesalers and recognizes the fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company estimates cash discounts using the mostly likely amount method by reducing accounts receivable by the prompt pay discount amount. The discount is recognized as a reduction of revenue in the same period as the related revenue.

Patient Discount Programs

The Company offers co-pay discount programs to patients for each of its products, in which patients receive a co-pay discount on their prescriptions. For discount amounts that are not immediately available, the Company estimates the total amount that will be redeemed using the expected value method based on the quantity of product shipped. The Company recognizes the discount as a reduction of revenue in the same period as the related revenue. As a result of actual co-pay experience related to Oxaydo product sales being more favorable than originally estimated, the Company reduced the Oxaydo co-pay sales allowance by $3.3 million during the year ended December 31, 2019.

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

The following table reflects activity in each of the net product sales allowance and reserve categories for the periods indicated:

	Successor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397
Allowances for current period sales	29,095	149,676	26,836	6,152	211,759
Payment of Assumed liabilities Iroko Products Acquisition	—	(5,791)	(2,799)	(3,855)	(12,445)
Adjustments and reclassifications	—	—	(2,168)	1,038	(1,130)
Credits or payments made for prior period sales	(605)	(13,539)	(531)	(466)	(15,141)
Credits or payments made for current period sales	(23,677)	(131,847)	(20,927)	(291)	(176,742)
Balances at December 31, 2019	$5,418	$17,829	$5,909	$10,542	$39,698

Total gross product sales					$290,694

Total provision for product sales allowances and accruals as a percentage of total gross sales					73%

	Predecessor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472
Allowances for current period sales	568	6,593	594	28	7,783
Assumed liabilities Iroko Products Acquisition	—	5,791	2,799	5,944	14,534
Credits or payments made for prior period sales	(361)	(6,380)	(559)	(28)	(7,328)
Credits or payments made for current period sales	(64)	—	—	—	(64)
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397

Total gross product sales					$9,559

Total provision for product sales allowances and accruals as a percentage of total gross sales					81%

	Predecessor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2017	$595	$3,644	$579	$—	$4,818
Adjustment for ASU 2014-09	—	4,221	656	—	4,877
Allowances for current period sales	8,183	74,530	7,799	2,883	93,395
Adjustment related to prior period sales	—	—	180	—	180
Credits or payments made for prior period sales	(555)	(7,866)	(1,235)	—	(9,656)
Credits or payments made for current period sales	(7,761)	(61,203)	(5,315)	(863)	(75,142)
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472

Total gross product sales					$123,928

Total provision for product sales allowances and accruals as a percentage of total gross sales					75%

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of December 31, 2019 or December 31, 2018.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of December 31, 2019 or December 31, 2018.

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

The Company owned no marketable securities as of December 31, 2019.

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

Cash equivalents – Cash equivalents primarily consisted of money market funds with overnight liquidity and no stated maturities. The Company classified cash equivalents as Level 1, due to their short-term maturity, and measured the fair value based on quoted prices in active markets for identical assets.

Acquisition-related contingent consideration – As of December 31, 2019, the Company had obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. Pursuant to the Iroko Products Acquisition, the Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently measured to fair value each reporting date. The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration.

The following table reflects the fair value hierarchy information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis, for the periods indicated:

(in thousands)	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$76	$—	$—	$76
Total assets	$76	$—	$—	$76

Liabilities
Acquisition-related contingent consideration	$—	$—	$17,900	$17,900
Total liabilities	$—	$—	$17,900	$17,900

(in thousands)	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$22,996	$—	$—	$22,996
Marketable securities, available-for-sale	—	4,988	—	4,988
Total assets	$22,996	$4,988	$—	$27,984

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

The following table reflects a rollforward of the Company’s Level 3 liabilities for the Successor period February 1, 2019 through December 31, 2019:

(in thousands)

Balance at January 31, 2019	$14,800
Payments made during the period	(1,883)
Change in fair value of contingent consideration	4,983
Balance at December 31, 2019	$17,900

The following tables reflects a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2018:

(in thousands)			Reclassification	Fair Value
	December 31,		to Additional	Change in	December 31,
	2017	Additions	Paid in Capital	2018	2018
Interest make-whole derivatives	$2,589	$—	$—	$(2,589)	$—
Conversion feature, 6.50% Notes	14,034	—	(12,497)	(1,537)	—
Warrant liability	8,166	—	—	(8,166)	—
Total liabilities	$24,789	$—	$—	$(12,292)	$—

The fair value of the contingent consideration was determined using an income approach based on projected INDOCIN product net sales and appropriate discount rates. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The change in fair value of the contingent consideration during the period ended December 31, 2019 was primarily due changes in the product net sales forecast and discount rates.

7. Inventory

Inventories are stated at the lower of cost or net realizable value using actual cost net of reserve for excess and obsolete inventory. The following table represents the components of inventory as of December 31, 2019 and 2018.

	Successor	Predecessor
	December 31,	December 31,
(in thousands)	2019	2018
Raw materials	$1,257	$1,374
Work in process	4,864	665
Finished goods	2,928	600
Total	$9,049	$2,639

As a result of the discontinuation of manufacturing and promotion of ARYMO ER effective September 28, 2018, the Company recognized a write-down of the remaining inventory of ARYMO ER of $0.7 million in the year ended December 31, 2018, which is included in Restructuring and other charges on the Company’s Consolidated Statements of Operations.

Three was no reserve for excess and obsolete inventory as of December 31, 2019. As of December 31, 2018, the Company recorded a reserve for excess and obsolete inventory of $0.1 million.

8. Property and Equipment

The following table reflects property and equipment and related accumulated depreciation as of December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Leasehold improvements	$736	$1,431
Laboratory and manufacturing equipment	2,997	—
Furniture, fixtures and other property	328	867
Less accumulated depreciation	(745)	(1,239)
Property and equipment, net	$3,316	$1,059

Depreciation expense, including amortization of leasehold improvements, was $0.8 million, $32,000 and $2.1 million for the Successor period February 1, 2019 through December 31, 2019, the Predecessor period January 1, 2019 through January 31, 2019 and the Predecessor year ended December 31, 2018, respectively.

As a result of the discontinuation of manufacturing and promotion of ARYMO ER effective September 28, 2018, the Company recognized a write-down of equipment related to the manufacture of ARYMO ER of $6.8 million in the year ended December 31, 2018, which is included in Restructuring and other charges on the Company’s Consolidated Statements of Operations.

9. Intangible Assets and Goodwill

The following table reflects intangible assets of the Successor Company as of  December 31, 2019:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
INDOCIN product rights	$90,106	$(9,178)	$80,928	8.09
SPRIX Nasal Spray product rights	31,900	(3,249)	28,651	8.09
OXAYDO product rights	1,300	(397)	903	2.09
Goodwill	58,747	—	58,747	N/A
Total	$182,053	$(12,824)	$169,229

The following table reflects intangible assets of the Predecessor Company as of December 31, 2018:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
OXAYDO product rights	$7,623	$(4,330)	$3,293	3.00
SPRIX Nasal Spray product rights	4,831	(3,843)	988	1.00
Total	$12,454	$(8,173)	$4,281

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

The following table reflects estimated amortization of the intangible assets for the five years subsequent to December 31, 2019 is as follows:

(in thousands)
2020	$13,990
2021	$13,990
2022	$13,592
2023	$13,556
2024	$13,556

The Company recognized amortization expense of $9.2 million related to the INDOCIN product rights intangible asset during the Successor period February 1, 2019 through December 31, 2019.

The Company recognized amortization expense related to the OXAYDO product right intangible asset of $0.4 million during the Successor period February 1, 2019 through December 31, 2019. The Company recognized amortization expense related to the OXAYDO product right intangible asset of $0.1 million and $1.1 million during the Predecessor periods January 1, 2019 through January 31, 2019 and year ended December 31, 2018, respectively.

 The Company recognized amortization expense related to the SPRIX Nasal Spray product rights intangible asset of $3.2 million during the Successor period February 1, 2019 through December 31, 2019 The Company recognized amortization expense related to the SPRIX Nasal Spray product rights intangible asset of $0.1 million and $1.0 million during the Predecessor periods January 1, 2019 through January 31, 2019 and year ended December 31, 2018, respectively.

Refer to Note 21—Acquisitions and License and Collaboration agreements for additional details regarding the Company’s intangible assets and related intellectual property.

10. Accrued Expenses

The following table reflects accrued expenses as of December 31, 2019 and 2018:

	Successor	Predecessor
(in thousands)	December 31,	December 31,
	2019	2018
Sales allowances	$38,615	$17,174
Payroll and related	3,086	3,567
Interest	2,520	1,049
Restructuring	1,659	81
Sales and marketing	683	—
Professional services	656	1,847
Royalties	493	34
Manufacturing services	426	—
Other	2,219	832
	$50,357	$24,584

11. Liabilities Subject to Compromise

There were no liabilities subject to compromise as of December 31, 2019. As of December 31, 2018, the Company had segregated liabilities and obligations whose treatment and satisfaction were dependent on the outcome of its reorganization under the Chapter 11 Cases and has classified these items as liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities of the Debtors, as well as all pending litigation against the Debtors, were stayed while the Company is subject to the Chapter 11 Cases. The ultimate amount and treatment for these types of liabilities will be subject to the claims resolution processes in the Chapter 11 Cases and the terms of the Plan confirmed by the Bankruptcy Court in the Chapter 11 Cases. Liabilities subject to compromise may vary significantly from the stated amounts of claims filed with the Bankruptcy Court. Although prepetition claims are generally stayed, at hearings held on November 1, 2018, the Bankruptcy Court approved the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities and retention of professionals.

The following table reflects liabilities subject to compromise as of December 31, 2018:

(in thousands)	December 31, 2018
13.0% Senior Secured Debt	$79,104
5.50% Convertible Notes	24,650
6.50% Convertible Notes	23,888
13.0% Senior Secured Debt redemption premium	7,200
Accrued interest	2,464
Accrued royalty rights	2,119
Accrued expenses	163
Liabilities subject to compromise	$139,588

In December 2018, the Company made an adequate protection payment of $0.9 million to the holders of the Senior Secured Debt that reduced the outstanding principal balance of the Notes as of December 31, 2018. The payment was made as part of the First Lien Cash Distribution arrangement required by the Plan of Reorganization.

On the Effective Date of the Company’s Plan of Reorganization on January 31, 2019, the accrued interest was cancelled, the Convertible Notes were converted to equity and the Senior Secured Debt was converted to newly issued notes, equity and partially repaid in cash.

12. Debt

Successor Company Debt

The following table reflects the Successor Company’s debt as of December 31, 2019:

December 31, 2019
(in thousands)
Series A-1 Notes	$50,000
Series A-2 Notes	45,000
Royalty rights obligation	5,236
Credit agreement	5,000
Interim promissory note	4,500
109,736
Unamortized debt discounts	(5,007)
Unamortized deferred financing fees	(792)
Carrying value	103,937
Less: current portion of long-term debt	(8,177)
Net, long-term debt	$95,760

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $5.2 million as of December 31, 2019, which are classified as current and non-current debt in the Company’s Consolidated Balance Sheets.

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

Credit Agreement

On March 20, 2019, (the “Closing Date”), the Company entered into a credit agreement (the “Credit Agreement”) with Cantor Fitzgerald Securities as administrative agent and collateral agent (in such capacities, the “Agent”) and certain funds managed by Highbridge Capital Management, LLC, as lenders (collectively, the “Lenders”), which Credit Agreement consists of a $20.0 million revolving line of credit. The Company drew $5.0 million on the Closing Date and must maintain at least 25% of the commitment amount outstanding at all times. The Company will use the proceeds of the loans under the Credit Agreement for working capital purposes and to pay costs and expenses incurred by the Credit Agreement and related transactions. This arrangement is recognized as a related party transaction as the Lenders are holders of a portion of the Company’s 13% Notes that were issued on January 31, 2019 and are also holders of the Company’s common stock.

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

Pursuant to the Credit Agreement, the Company and its subsidiaries must also comply with certain customary affirmative covenants, such as furnishing financial statements to the Lenders, and negative covenants, including limitations on the following: incurring debt; issuing preferred and/or disqualified stock; paying dividends, repurchasing shares and, under certain conditions, making certain other restricted payments; prepaying, redeeming or purchasing subordinated debt; conducting a merger or consolidation involving the Company; engaging in certain transactions with affiliates; disposing of assets under certain circumstances; and making certain investments, in each case, other than those permitted by the Credit Agreement. In addition, commencing with the fiscal quarter ending on December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the senior secured notes issued pursuant to the Indenture divided by 9.5 and (2) $7,500,000. As of December 31, 2019 the Company’s minimum level of consolidated liquidity is $10.0 million.

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

The following table reflects unamortized discounts and deferred financing fees on Successor Company debt as of December 31, 2019:

		Deferred
(in thousands)	Discounts	Financing Fees
Series A-1 Notes, interest holiday	$2,297	$—
13% Notes, Royalty Rights Obligation	2,553	—
Credit agreement	157	792
	$5,007	$792

Future Payments

The following table reflects the Company’s estimated future principal payments as of December 31, 2019, and excludes payments to be made under the Royalty Rights Obligation, which are included in the carrying value of the Company’s current and non-current debt on the Company’s Consolidated Balance Sheet as of December 31, 2019:

(in thousands)
2020	$6,803
2021	6,006
2022	12,237
2023	10,111
2024	69,343

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

On the Effective Date, the outstanding 5.50% Notes were cancelled and the 5.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 16.1 % of the shares of common stock outstanding as of the Effective Date.  As of December 31, 2019, the 5.50% Notes were no longer outstanding. As of December 31, 2018, a total of $24.7 million in principal amount of the 5.50% Notes remained outstanding.  Refer to Note 3 – Fresh Start Accounting for further details.

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

On the Effective Date, the outstanding 6.50% Notes were cancelled, and the 6.50% noteholders received shares of common stock of the Successor Company (or warrants) representing, in the aggregate, 15.5% of the shares of common stock outstanding as of the Effective Date.  As of December 31, 2019, the 6.50% Notes were no longer outstanding.  As of December 31, 2018, a total of $23.9 million in principal amount of the 6.50% Notes remained outstanding. Refer to Note 3 – Fresh Start Accounting for further details.

13. Leases

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

Right-of-use assets represent the Company’s right to control the use of an explicitly or implicitly identified fixed asset for a period of time and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases where the Company is the lessee are included in ROU assets, Other current liabilities and Other long-term liabilities on the Company’s December 31, 2019 Consolidated Balance Sheet. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determined the incremental borrowing rate (“IBR”) it uses to present value the unpaid lease payments, the lease term and lease payments.

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

The following table reflects the components of lease expense as of the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	December 31, 2019	January 31, 2019

Operating lease expense:
Fixed lease cost	$850	$69
Total operating lease expense	$850	$69

The following table reflects supplemental balance sheet information related to leases as of December 31, 2019:

		Successor
(in thousands)	Location in Balance Sheet	As of December 31, 2019
Operating leases
Operating lease ROU asset	ROU asset - operating lease	$2,672

Current operating lease liabilities	Other current liabilities	985
Non-current operating lease liabilities	Other liabilities	2,041
Total operating lease liability		$3,026

The following table reflects supplement lease term and discount rate information related to leases as of December 31, 2019:

	Successor
	As of December 31, 2019

Weighted-average remaining lease term	2.95	years

Weighted-average discount rate	8.00%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	December 31, 2019	January 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,164	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,478
New operating lease - Fleet vehicles	2,216	—
Termination of operating lease - Fleet vehicles	(677)	—

The following table reflects future minimum lease payments under noncancelable leases as of December 31, 2019:

(in thousands)
2020	$1,274
2021	1,227
2022	634
2023	231
Thereafter	—
Total lease payments	3,366
Less: Imputed interest	(340)
Total minimum lease payments	$3,026

14. Stock-Based Compensation Expense

Predecessor

On the Effective Date of the Company’s Plan of Reorganization (January 31, 2019) all of its outstanding equity interests and, accordingly, the 2013 Stock-Based Incentive Compensation Plan, the 2017 Inducement Plan and the Employee Stock Purchase Plan were terminated in accordance with the terms of the Reorganization Plan.  Refer to Note 3—Fresh Start Accounting for additional details.

The Predecessor Company had granted stock-based awards that were cancelled upon emergence from bankruptcy. In conjunction with the cancellation, the Predecessor Company accelerated the unrecognized stock-based compensation expense and recorded $4.1 million of compensation expense in the period from January 1, 2019 to January 31, 2019.

Successor

2019 Stock-Based Incentive Compensation Plan

In March 2019, the Company adopted its 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”) for the benefit of employees, non-employee directors and consultants of the Company and its subsidiaries and affiliates. The 2019 Stock Plan is designed to attract and retain valued employees, consultants and non-employee directors by offering them a greater stake in the Company’s success and a closer identity with it, and to encourage ownership of the Company’s stock. Under the 2019 Stock Plan, 2,150,000 shares of the Company’s common stock are reserved for issuance, including 1,433,333 shares reserved for grants to executives and 716,667 shares reserved for persons other than executives, subject to equitable adjustment based on the effect of certain corporate transactions. The 2019 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). In the discretion of the Compensation Committee, the right of a 2019 Stock Plan participant to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to performance goals as may be specified by the Compensation Committee. Awards granted to executives that are forfeited or otherwise terminate will once again be available for issuance to executives under the 2019 Stock Plan. Similarly, awards granted to persons other than executives that are forfeited or otherwise terminate will once again be available for issuance to persons who are not executives under the 2019 Stock Plan. Any award granted under the 2019 Stock Plan, including a common stock award, will be subject to mandatory repayment by the participant to the Company pursuant to the terms of any “clawback” or recoupment policy that is directly applicable to the 2019 Stock Plan and set forth in an award agreement or as required by applicable law.

For restricted stock awards and restricted stock units that vest subject to the satisfaction of service requirements, stock-based compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period.  All of the restricted stock awards and restricted stock units reflected below vest based on performance conditions or over time as stipulated in the individual award agreements. In the event of a change in control, the unvested awards will be accelerated and fully vested immediately prior to the change in control.

The following table reflects the Company’s shares that are reserved under its 2019 Stock Plan of December 31, 2019:

Shares initially reserved under the 2019 Plan	2,150,000
Time-based restricted stock units granted under the 2019 Plan	(1,001,000)
Performance-based restricted stock units granted under the 2019 Plan	(509,000)
Stock options granted under the Plan	(597,500)
Stock options forfeited	63,000
Restricted stock units forfeited	713,000
Remaining shares available for future grant	818,500

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the award’s service periods. The following table reflects stock-based compensation expense recognized for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
(in thousands)
General and administrative	$2,150	$3,466	$3,537
Sales and marketing	87	436	231
Research and development	—	223	205
Total stock-based compensation expense	$2,237	$4,125	$3,973

Stock Option Grants

The following table reflects stock option activity under the 2019 Stock Plan during the Successor period ended December 31, 2019:

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding as of January 31, 2019	—	$-
Granted	597,500	2.70
Exercised	—	—
Forfeited or cancelled	(63,000)	2.81
Outstanding as of December 31, 2019	534,500	$2.69	9.4
Vested or expected to vest as of December 31, 2019	534,500	$2.69	9.4
Exercisable at December 31, 2019	—	$—

The intrinsic value of the Company’s 534,500 stock options outstanding as of December 31, 2019 was $0.1 million based on a per share price of $2.50, the Company’s closing stock price on that date, and a weighted-average exercise price of $2.69 per share.

The Company uses the Black-Scholes valuation model in determining the fair value of equity awards.  For stock options granted to employees with only service-based vesting conditions, the Company measures stock-based compensation expense on the grant date based on the estimated fair value of the award and recognizes the expense over the requisite service period on a straight-line basis. The Company records the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. Further, the Company expenses the fair value of non-employee stock options that contain only service-based vesting conditions over the requisite service period of the underlying stock options.

The weighted-average grant date fair value of the options granted to employees during the Successor period ended December 31, 2019 was estimated at $1.88 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Successor
Period from
February 1, 2019
through
December 31, 2019

Risk-free interest rate	1.37 - 2.27%
Expected term of options (in years)	6.00
Expected volatility	80.00%
Dividend yield	—

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

As of December 31, 2019, there was $0.8 million of total unrecognized compensation expense, related to unvested options granted under the Plan, which will be recognized over the weighted-average remaining period of 2.4 years.

Restricted Stock Awards

Time-Based Restricted Stock Unit Award Agreement

Time-based restricted stock units granted under the 2019 Stock Plan are awarded pursuant to a time-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of time-based Restricted Stock Unit Award Agreement (the “Time RSU Agreement”).  The Time RSU Agreement provides for grants of restricted stock units (“RSUs”), with two potential vesting schedules: (i) 1/3 of the RSUs vesting on each of the first three anniversaries of the date of grant; and (ii) 100% of the RSUs vesting on the first anniversary of the date of grant, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested time-based RSUs will vest and be settled immediately prior to the change of control.

Performance-Based Restricted Stock Unit Award Agreement

Performance-based RSUs granted under the 2019 Stock Plan are awarded pursuant to a performance-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of performance-based Restricted Stock Unit Award Agreement (the “Performance RSU Agreement”). The Performance RSU Agreement provides for grants of RSUs, which only vest if the Company achieves at least 75% of its 2019 Corporate Goals, as set by the Company’s Board of Directors in March 2019, with the exact number of performance-based RSUs vesting pro-rated based on the level of achievement between 75% and 100%.  2019 Corporate Goals include financial performance, business development goals and other corporate metrics.  Assuming those parameters are satisfied, the performance-based RSUs have two potential issuance schedules: (i) one with 50% of the performance-based RSUs eligible for issuance on each of March 1, 2020 and March 1, 2021 and (ii) one with 100% of the performance-based RSUs eligible for issuance on March 1, 2020, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested performance-based RSUs will vest and be settled immediately prior to the change of control.

The following table reflects RSU activity under the 2019 Plan for the Successor period ended December 31, 2019:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested as of January 31, 2019	—	$—
Granted	1,510,000	$6.07
Forfeited	(713,000)	$6.07
Restricted stock units released	(132,000)	$6.07
Unvested as of December 31, 2019	665,000	$6.07

For stock awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period.  In the event of a change in control of the Company, the unvested awards will be accelerated and fully vested immediately prior to the change in control. RSUs that vested during 2019 were the result of acceleration of vesting in accordance with terms upon the separation the Company’s former Chief Executive Officer.  As of December 31, 2019, unrecognized stock-based compensation expense related to RSUs under the 2019 Plan was $2.8 million which will be recognized over the weighted-average remaining period of 1.8 years.

15. Income Taxes

The following table reflects the Company’s (loss ) income before income taxes for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018

Domestic operations	$(46,351)	$109,275	$(91,262)
Foreign operations	(289)	(2,035)	(4,192)
Loss before provision for income taxes	$(46,640)	$107,240	$(95,454)

The following table reflects the benefit for income taxes for the periods February 1 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
(in thousands)	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Current:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current taxes	—	—	—
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total deferred taxes	—	—	—
Total income tax benefit	$—	$—	$—

For the years ended December 31, 2019 and 2018, the Company had no interest or penalties accrued related to unrecognized tax benefits. Any interest and penalties relating to unrecognized tax benefits will be recorded as a component of income tax expense. The following table reflects the changes to the Company’s unrecognized tax benefits for the period from February 1, 2019 through December 31, 2019 (Successor), the period from January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year Ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018

Beginning balance	$73	$73	$73
Increase related to prior tax years	—	—	—
Increase related to current year	—	—	—
Ending balance	$73	$73	$73

Of the Company’s unrecognized tax benefits, none would affect the Company’s effective tax rate in the period recognized due to the offsetting impact of the valuation allowance recorded against the Company’s net operating losses. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

The following table reflects the principal components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018:

(in thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Inventory	$53	$75
Accrued expenses	966	874
Stock-based compensation expense	555	1,146
Intangible assets	—	1,112
Lease liability	751	152
Other debt	1,448	552
Interest 163(j)	8,726	7,489
Sales returns and rebates	3,141	1,154
Fixed assets	1,229	2,206
Convertible notes	—	940
Capital loss	22,256	—
Net operating losses	57,926	64,669
Deferred tax assets	97,051	80,369
Deferred tax liabilities:
Lease right-of-use asset	$663	$—
Intangibles	2,644	—
Deferred tax liabilities	3,307	—
Net deferred tax assets	93,744	80,369
Less: valuation allowance	(93,764)	(80,389)
Net deferred tax liabilities after valuation allowance	$(20)	$(20)

As of December 31, 2019, the Company had foreign net operating loss (“NOL”) carry forwards of $90.3 million from its operations in Denmark, which are available to reduce future foreign taxable income. The NOL carry forwards are not subject to future expiration and may be carried forward indefinitely. However, if there is a more than a 50% change of stockholders by value or vote at the end of the tax year as compared to the beginning of the tax year, these existing foreign NOLs may not be available to offset certain types of future foreign income (generally, “net financial income”, which includes interest income net of interest expense, dividends, and capital gains and losses).  The Company files income tax returns in the U.K., because Egalet Limited (“Egalet UK”) was incorporated in that jurisdiction; however, Egalet UK has no business operations in the U.K. and the Company has no plans to commence operations in that jurisdiction in the foreseeable future. As such, the Company has determined that it will not record U.K. NOLs as a component of their deferred tax inventory, since there is currently no expectation that the NOLs will ever be realized. As of December 31, 2019, the Company had federal net operating loss carryforwards for income tax purposes of approximately $184.2 million. Due to the limitation on NOLs as more fully discussed below, the Company had U.S. federal and state NOLs of $130.3 and $155.0 million, respectively. Upon emergence from bankruptcy, the Company completed an Internal Revenue Code Section 382 (“Section 382”) analysis in order to determine the amount of losses that are currently available for potential offset against future taxable income, if any. It was determined that the utilization of the Company’s NOL and certain carryforwards generated in tax periods up to and including December 2019 were subject to limitations under Section 382 due to ownership changes that occurred at various points from the Company’s original organization through January 2019.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of stockholders that own, directly or indirectly, 5% or more of a corporation’s stock, in the stock of a corporation by more than 50 percentage points over a testing period (usually 3 years). The Company continues to track all of its NOLs and carryforwards but has provided a full valuation allowance to offset those amounts.

These federal and state NOLs will begin to expire in 2033 and through 2037. As a result of the Tax Act, the Federal NOL incurred in 2018 and 2019 will have an indefinite life.

ASC 740 – Tax Provisions requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018, respectively, because the Company has determined that is it more likely than not that these assets will not be fully realized. The Company experienced a net change in valuation allowance of $13.4 million and $19.4 million, which includes the impact of the Tax Reform for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, no provision has been made for U.S. federal and state income taxes of foreign earnings due to the history of foreign losses and the Company does not expect to incur any future United States federal and state income tax with respect to its foreign companies.

The Company files income tax returns in Denmark, the U.K., the United States, and in various U.S. states. The foreign tax returns are subject to tax examinations for the tax years ended July 31, 2013 through December 31, 2019. The domestic tax returns are subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. However, to the extent the Company utilizes in the future any tax attribute NOL carry forwards from a tax period that may otherwise be closed to examination, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the NOL upon their examination of the future period in which the attribute was utilized.

The following table reflects a reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements for the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
	December 31, 2019	January 31, 2019	December 31, 2018
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
Permanent tax items	—	—	(0.4)
State income tax, net of federal benefit	2.6	(3.0)	5.1
Foreign tax rate differential	—	—	(1.0)
Reorganization and Fresh Start	(11.8)	(26.0)	—
Provision to return and other adjustments	(1.0)	—	—
Change in valuation allowance	(10.8)	8.0	(24.7)
Effective income tax rate	—%	—%	—%

16. Employee Benefit Plans

The Company's 401(k) Employee Savings Plan (the "401(k) Plan") is available to all U.S. employees meeting certain eligibility criteria. As the Company has elected a Safe-Harbor provision for the 401(k) Plan, participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. The Company contributed approximately $0.6 million, $38,000, and $0.6 million to the 401(k) Plan in the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. The Company's contributions are made in cash. The Company's common stock is not an investment option available to participants in the 401(k) Plan.

For its employees based in Denmark, the Company subscribes to a state plan for which the expense for the financial year is equal to the contributions called by, and thus payable to, such plan. Under Denmark’s state plan, contributions paid by the Company are in full discharge of the Company’s liability and are recognized as an expense for the period. For the period February 1, 2019 through December 31, 2019 (Successor), the period January 1, 2019 through January 31, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor) the Company recorded $24,000, $7,000 and $0.1 million respectively, for contributions under its state plan for Denmark employees.

17. Restructuring and Other Charges

The following table reflects a summary of the Company’s restructuring and other charges for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018

Severance	$1,920	$776	$—
Professional fees	—	23	1,428
Legal fees	—	—	4,331
ARYMO write down of assets	—	—	8,184
Halo termination fee	—	—	3,100
Total restructuring and other costs	$1,920	$799	$17,043

Restructuring and other charges for the Successor period February 1, 2019 through December 31, 2019 reflect severance costs related to the reduction of executive officers. Restructuring and other charges for the Predecessor period January 1, 2019 through January 31, 2019 primarily reflect severance costs related to the closure of the Denmark facility. Restructuring and other charges for the year ended December 31, 2018 reflect the write-down of assets related to the discontinuation of ARYMO ER, a termination payment to Halo Pharmaceuticals also related to the discontinuance of ARYMO ER and legal and professional fees relating to, but incurred prior to the bankruptcy filing.

18. Reorganization items

The following table reflects reorganization items for the periods indicated. See Note 3—Fresh Start Accounting for further details.

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands)	December 31, 2019	January 31, 2019	December 31, 2018

Professional fees	$337	$2,612	$528
Iroko acquisition related fees	50	2,138	—
Legal fees	—	713	1,003
Other reorganization expenses	—	473	77
Bankruptcy fees	606	42	214
13% Notes redemption premium	—	—	7,200
Gain on extinguishment of debt	—	(29,976)	—
Revaluation of assets and liabilities	—	(91,171)	—
Total reorganization items	$993	$(115,169)	$9,022

19. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and former officers Robert S. Radie, Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against the Company was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  Defendants filed their brief on May 22, 2019 and Plaintiffs filed their reply on June 12, 2019 and the parties are currently awaiting the Court’s decision. The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

In March 2018, Novitium Pharma LLC (“Novitium”) notified iCeutica Pty Ltd. and Iroko Pharmaceuticals, LLC that Novitium had submitted an ANDA to FDA requesting permission to manufacture and market a generic version of VIVLODEX® (meloxicam).  In the notice, Novitium alleges that its generic product will not infringe any claim of U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318.  On April 20, 2018, Plaintiffs iCeutica Pty Ltd and Iroko Pharmaceuticals, LLC filed a complaint in the District Court for the District of Delaware alleging infringement of United States Patent Nos. 9,526,734, 9,649,318, and 9,808,468 by Novitium under 35 U.S.C. sections 271(e)(2) and 271(a)-(c).  With the Company’s acquisition of certain assets of Iroko and the assignment of Iroko’s exclusive license to U.S. Patent Nos. 9,526,734; 9,526,734; and 9,649,318 to the Company, Egalet was substituted for Iroko as a Plaintiff in this matter.  The parties settled the lawsuit, with no cash payment required by the Company, and Plaintiffs filed a motion to dismiss the case. The Court dismissed the suit on January 22, 2020.

On May 1, 2019, the Company was served in a lawsuit entitled International Brotherhood of Electrical Workers Local 728 Family Healthcare Plan v. Allergan, PLC, et al., which was filed in the Philadelphia County Court of Common Pleas (and subsequently coordinated with similar cases and transferred to the Delaware County Court of Common Pleas) on March 29, 2019 in which the Company was named as a defendant.  In the lawsuit, plaintiff alleges that the Company, along with numerous other named defendants, manufactured, promoted, sold and distributed branded and generic opioid pharmaceutical products in the Commonwealth of Pennsylvania, State of Florida and the City of Philadelphia.  Plaintiffs assert that the defendants’ conduct has exacted a financial burden on the plaintiff which has unnecessarily spent considerably more on costs directly attributable to opioid use and over-use in the Commonwealth of Pennsylvania and City of Philadelphia.   On December 18, 2019, Plaintiffs filed a Stipulation of Dismissal, which has not yet been signed by the judge and ordered by the Court as the matter is currently stayed.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from this lawsuit.

On August 7, 2019, the Company filed a lawsuit in the Court of Chancery of the State of Delaware against iCeutica Inc. and iCeutica Pty Ltd. (together, the “Defendants”) seeking, among other things, declaratory and injunctive relief relating to the Defendants’ demand under the iCeutica License Agreement described below, for reimbursement for patent activities in countries outside the United States which the Company has expressly told the Defendants are unreasonable in light of the Company’s current plans.  The Company asked the Court to prohibit the Defendants from terminating the license agreement and to toll the cure period under the License Agreement pending resolution of the dispute. On August 30, 2019, the Court granted a Status Quo Order that extended the cure period until 30 days after the date of the Court’s decision on the merits in the case. On January 27, 2020, the parties entered into a settlement that provided for, among other things, (i) the dismissal of the lawsuit with prejudice, (ii) the reimbursement by the Company of certain costs incurred by Defendants during 2019 to prepare, prosecute and maintain certain patent applications and patents; (iii) the entry by the parties into a Second Amended and Restated Nano-Reformulated Compound License Agreement; and (iv) the entry into mutual releases related to the subject matter of the lawsuit.  On January 28, 2020, the suit was dismissed with prejudice.

Cosette Pharmaceuticals Supply Agreement

On January 31, 2019, as part of Asset Purchase Agreement to acquire products from Iroko, the Company assumed a Collaborative License, Exclusive Manufacture and Global Supply Agreement with Cosette Pharmaceuticals, Inc. (formerly G&W Laboratories, Inc.) (the “Supply Agreement”) for the manufacture and supply of INDOCIN Suppositories to Zyla for commercial distribution in the United States. The Company is obligated to purchase all of its requirements for INDOCIN Suppositories from Cosette Pharmaceuticals, Inc., and are required to meet minimum purchase requirements for the calendar years 2019 and 2020. The term of the Supply Agreement extends through July 31, 2023, and there are no minimum requirements in any of the other subsequent years. Total commitments to Cosette Pharmaceuticals, Inc are $6.5 million in 2020.

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

Jubilant HollisterStier Manufacturing and Supply Agreement

On July 30, 2019, the Company entered into a Manufacturing and Supply Agreement (the “Agreement”) with Jubilant HollisterStier LLC (“JHS”) pursuant to which the Company engaged JHS to provide certain services related to the manufacture and supply of SPRIX® (ketorolac tromethamine) Nasal Spray for the Company’s commercial use. Under the Agreement, JHS will be responsible for supplying a minimum of 75% of the Company’s annual requirements of SPRIX through July 30, 2022. The Company has agreed to purchase a minimum number of batches of SPRIX per calendar year from JHS over the term of the Agreement.  Total commitments to JHS are $3.6 million through the period ending July 30, 2022.

20. Net Loss (Income) Per Common Share

On the Effective Date the Predecessor Company's equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 5.50% and 6.50% Convertible Notes were cancelled. See Note 22 – Stockholders' Deficit and Note 18 – Reorganization Items for further details.

Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The 4,972,364 shares of common stock issuable upon the exercise of warrants are included in the number of outstanding shares used for the computation of basic and diluted loss per share. See Note 22 – Stockholders’ Deficit.

The following table reflects the computation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods indicated:

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through	Year ended
(in thousands, except share and per share data)	December 31, 2019	January 31, 2019	December 31, 2018

Basic and diluted net income (loss) per common share calculation:
Net (loss) income per share of common stock—basic and diluted	$(46,640)	$107,240	$(95,454)
Weighted average common stock outstanding	14,333,562	56,547,101	52,775,116
Net (loss) income per share of common stock—basic and diluted	$(3.25)	$1.90	$(1.81)

The calculation for diluted net loss per share is identical to that used for basic loss per share. The exercise of common stock options would have the effect of reducing the loss per share and are excluded since not dilutive.

21. Acquisitions and License and Collaboration Agreements

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

Iroko Royalty Arrangement

Pursuant to the Purchase Agreement, on the Effective Date, the Company was also obligated to pay to Iroko a 5% royalty payment on Net Sales of TIVORBEX, ZORVOLEX and the development product acquired. In May 2019, the Company agreed to pay approximately $0.8 million to satisfy the royalty payment terminating any obligation for future payments with respect to this agreement.

Collaboration and License Agreement with Acura

In January 2015, the Company entered into the OXAYDO License Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to commercialize OXAYDO tablets containing Acura’s Aversion Technology. OXAYDO (formerly known as Oxecta®) is currently approved by the FDA for marketing in the United States in 5 mg and 7.5 mg strengths, but was not actively marketed at the time of the OXAYDO License Agreement  Under the terms of the OXAYDO License Agreement, Acura transferred the approved New Drug Application(“NDA”) for OXAYDO to the Company and the Company was granted an exclusive license under Acura’s intellectual property rights for development and commercialization of OXAYDO worldwide in all strengths.

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

22. Stockholders’ Deficit

Successor

Preferred Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2019, there were no preferred shares outstanding.

Common Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2019, there were 9,437,883 shares issued and outstanding. Outstanding shares were issued to holders of Predecessor first lien obligations and convertible notes claims of 4,774,093 shares, to Iroko and its affiliates of 4,586,875 shares and 76,915 shares through the Company’s 2019 Plan.

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

Effective June 3, 2019, the Company changed its name to Zyla Life Sciences by filing an amendment to the A&R Charter. A copy of the amendment to the Charter is filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019. In addition, the A&R Bylaws were amended to reflect the name change to Zyla Life Sciences and to expressly permit communications between and among stockholders and directors of the Company by means of electronic transmissions.

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

23. Subsequent Events

Subsequent to year-end on March 16, 2020, the Company entered into an Agreement and Plan of Merger (the ”Merger Agreement”) by and among the Company, Assertio Therapeutics, Inc. (“Assertio”), Alligator Zebra Holdings, Inc. (“Parent”), Zebra Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and Alligator Merger Sub, Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Zyla, with Zyla continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (other than Excluded Shares (as defined below) and Dissenting Shares (as defined below)) will be converted into the right to receive 2.5 shares (the “Exchange Ratio”) of common stock, par value $0.0001 per share, of Parent (“Parent Common Stock”). Each share of Common Stock that is held by the Company as treasury stock or that is owned, directly or indirectly, by Parent, the Company, Merger Sub, or any subsidiary of the Company (collectively, “Excluded Shares”), immediately prior to the effective time of the Merger (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.  “Dissenting Shares” are shares of the Common Stock (other than Excluded Shares) outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand and has properly demanded appraisal for such shares of the Common Stock in accordance with Section 262 of the Delaware General Corporation Law. Consummation of the Merger is subject to certain conditions to closing, including, among others, including (1) requisite approvals of the Company’s and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval of shares of Parent Common Stock to be issued as consideration in the Merger for listing on the Nasdaq Stock Market, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement).  The Company is working toward completing the Merger as quickly as possible and currently expects to consummate the merger in the second calendar quarter of 2020.