Form 10-K/A
period 2019-12-31
Zyla Life Sciences
filed 2020-04-28
CIK 1586105

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

There were 9,581,329 shares of Common Stock outstanding as of April 22, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZYLA LIFE SCIENCES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A amends the Zyla Life Sciences (“Zyla” or the “Company”) Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10‑K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2019. As required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10‑K/A.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The board of directors of the Company (the “Board”) presently has seven members. The following table sets forth information regarding each of our directors as of April 22, 2020.

Name	Age	Position
Timothy P. Walbert	53	Chairman of the Board
Todd N. Smith	50	Director, President and Chief Executive Officer
Todd Holmes	38	Director
Joseph McInnis	44	Director
Matthew Pauls	49	Director
Gary M. Phillips, M.D.	53	Director
Andrea Heslin Smiley	52	Director

Timothy P. Walbert has been a member of our Board since March 2014 and has served as the Chairman of our Board since June 2015. Mr. Walbert has been the president and chief executive officer of Horizon Therapeutics plc, a public biopharmaceutical company (“Horizon”),  since June 2008 and has been the chairman of the Horizon board since 2010. Previously, he served as president, chief executive officer, and director of IDM Pharma, Inc., a public biopharmaceutical company (“IDM”) which was acquired by Takeda America Holdings, Inc., in June 2009. Prior to IDM, Mr. Walbert served as executive vice president, commercial operations, at NeoPharm, Inc., a public biopharmaceutical company. From 2001 to 2005, Mr. Walbert served as divisional vice president and general manager, immunology, where he led the global development and launch of the multi-indication biologic HUMIRA, which had almost $20 billion in 2018 sales and divisional vice president, global cardiovascular strategy, at a division of Abbott,  a healthcare company, now AbbVie Inc. From 1998 to 2001, Mr. Walbert served as director, CELEBREX North America, and arthritis team leader, Asia Pacific, Latin America and Canada at G.D. Searle & Company, a pharmaceuticals company (“G.D. Searle”). From 1991 to 1998, Mr. Walbert also held sales and marketing roles with increasing responsibility at G.D. Searle (now Pfizer), Merck & Co., Inc. and Wyeth (now Pfizer). Mr. Walbert received his B.A. in business from Muhlenberg College. In addition to being a member of the Board, Mr. Walbert serves on the Exicure (Nasdaq, ECUR), Biotechnology Innovation Organization (BIO), Illinois Biotechnology Innovation Organization (iBIO), World Business Chicago and Greater Chicago Arthritis Foundation boards. He is a member of the Illinois Innovation Council, the National Organization for Rare Disorders (NORD) Advisory Board, the Board of Trustees of Muhlenberg College and is co-chairman of MATTER, a healthcare focus incubator. Mr. Walbert has prior public board experience on the boards of XOMA (Nasdaq, XOMA) from 2009 to 2017, Sucampo (Nasdaq, SCMP, acquired by Mallinckrodt) from 2016 to 2018 and Raptor (Nasdaq, RPTP, acquired by Horizon) from 2010 to 2014. The Board believes Mr. Walbert’s perspective and experience in senior management and board positions with companies in our industry, as well as his educational background, provide him with the qualifications and skills necessary to serve as a director. Mr. Walbert was nominated to become our director in accordance with Section 8(b)(v) of the Stockholders Agreement, dated as of January 31, 2019, among the Company and the stockholder(s) of the Company from time to time party thereto (the “Stockholders Agreement”).

Todd N. Smith has been our President and Chief Executive Officer and a member of our Board of Directors since October 2019.  Before joining the Company, from 2017 through February 2019, Mr. Smith served as the Chief Executive Officer and a director of Iroko Pharmaceuticals Inc., a privately-owned pharmaceutical company.  During the period October 2014 through June 2015, Mr. Smith served as the Chief Commercial Officer of Ophthotech Corporation, a public biopharmaceutical company focused on developing novel therapeutics to treat ophthalmic diseases.  Since 2014, Mr. Smith has also held multiple senior roles at privately owned pharmaceutical and medical device companies, including as a Chief Executive Officer and a director.  Additionally, he has held a variety of senior commercial and marketing roles at organizations including Horizon Therapeutics plc, a public biopharmaceutical company focused on rare and rheumatic diseases, and Abbott Laboratories, a public healthcare products company.  The Board believes that

Mr. Smith’s extensive business and management experience operating pharmaceutical companies such as the Company provide him with the skills necessary to serve as a director.

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

Joseph McInnis has served as a member of the Board since February 2019. He is a Principal at Murrin Construction, a privately-held construction company, a position he has held since July 2015. Prior to joining Murrin Construction, Mr. McInnis served as Managing Director and Investment Analyst at Greywolf Capital, an investment firm, from 2004 to 2015 and as an Investment Analyst in Goldman Sachs’ Special Situations Investing Group, an investment firm, from 2001 to 2004. Mr. McInnis formerly served on the boards of Aspire Oil & Gas, a privately held oil and gas exploration and production company, the Washington Mutual, Inc. Liquidating Trust, a liquidating trust for a former bank holding company, and the owner of Washington Mutual Bank, a commercial bank, and Lumara Healthcare, a provider of women’s specialty pharmaceuticals. Mr. McInnis earned his Bachelor of Commerce in Finance from the University of British Columbia. The Board believes that Mr. McInnis’ financial acumen and business leadership skills, as well as his service on other boards, provide him with the qualifications and skills necessary to serve as a director. Pursuant to section 8(b)(iii) of the Stockholders Agreement, Mr. McInnis is the independent director who was initially designated for nomination by the members of the Ad Hoc Convertible Noteholder Committee formed as part of our Bankruptcy Plan after consultation with our Chief Executive Officer.

Matthew Pauls has served as a member of the Board since February 2019.  He was the Chief Executive Officer of Strongbridge Biopharma plc, a global commercial-stage biopharmaceutical company (“Strongbridge”),  from  August 2014 to November 2019 and a member of its board of directors from September 2015 to November 2019. Mr. Pauls has served as a member of the board of directors of Savara Inc. (formerly Mast Therapeutics, Inc.), a publicly traded biopharmaceutical company, since October 2015. Prior to joining Strongbridge,  Mr. Pauls was Chief Commercial Officer of Insmed, Inc. (“Insmed”), a publicly traded biopharmaceutical company, from April 2013 to August 2014. Prior to Insmed,  Mr. Pauls worked at Shire plc, a publicly traded specialty biopharmaceutical company, beginning in 2007 until March 2013, most recently as Senior Vice President, Head of Global Commercial Operations. Mr. Pauls also held positions at Bristol-Myers Squibb, a publicly traded pharmaceutical company, in brand management and payor marketing, and at Johnson & Johnson, a publicly traded medical devices, pharmaceutical and consumer packaged goods manufacturer, in various U.S. and global commercial roles. He is a volunteer board member of the Pennington School in Pennington, New Jersey, and the Boys & Girls Clubs of Philadelphia. Mr. Pauls holds B.S. and M.B.A. degrees from Central Michigan University and a J.D. from Michigan State University College of Law. The Board believes that Mr. Pauls’ strong business skills and experience, his extensive knowledge of financial and operational matters in the pharmaceutical industry and his service on other boards provide him with the qualifications and skills necessary to serve as a director.  Pursuant to section 8(b)(iv) of the Stockholders Agreement, Mr. Pauls is the independent director who was initially designated for nomination jointly by mutual agreement of the members of the Ad Hoc Secured Noteholder Committee, the members of the Ad Hoc Convertible Noteholder Committee (each, as defined in our Bankruptcy Plan) and Iroko, after consultation with our Chief Executive Officer.

Gary M. Phillips, M.D. has served as a member of our Board since June 2019.  Dr. Phillips has served as President and Chief Executive Officer at OrphoMed, Inc. since April 2018. He served as Executive Vice President and Chief Strategy Officer at Mallinckrodt Pharmaceuticals plc from October 2013 to April 2018 and was President of

Reckitt Benckiser Pharmaceuticals, Inc. from 2011 to 2012. He served as President of U.S. Surgical and Pharmaceuticals at Bausch & Lomb Incorporated from 2002 to 2008. Dr. Phillips has also held executive roles at Merck Serono SA from 2008 to 2011, Novartis Corporation from 2000 to 2002, and Wyeth Pharmaceuticals, Inc. (now Pfizer, Inc.) from 1999 to 2000. He was Head of Global Health & Healthcare Industries at the World Economic Forum in Geneva from January 2012 to September 2013. Dr. Phillips was also healthcare strategy managing consultant at Towers Perrin from 1997 to 1999, and practiced as a general medicine clinician/officer in the US Navy, from which he was honorably discharged as a lieutenant commander. Dr. Phillips was educated at the University of Pennsylvania, where he received an M.D. (Alpha Omega Alpha) from the School of Medicine in 1992, an MBA from the Wharton School in 1991, and B.A. (summa cum laude, Phi Beta Kappa) in biochemistry from the College of Arts and Sciences in 1987. He completed postgraduate medical education at Naval Medical Center San Diego and maintains an active medical license.  He has served on the Board of Directors of Aldeyra Therapeutics, Inc. (ALDX) since May 2009.  The Board believes Dr. Phillips’ perspective and experience in senior management and board positions with companies in our industry, as well as his educational background, provide him with the qualifications and skills necessary to serve as a director. Pursuant to section 8(b)(i) of the Stockholders Agreement,  Dr. Phillips was designated for nomination by his predecessor, Luke Düster.

Andrea Heslin Smiley has served as a member of the Board since April 2018. Since January 2011, she has served as President and Chief Executive Officer of VMS BioMarketing, a leading provider of clinical educator solutions, which she joined in 2008 as Vice President, Strategic Marketing.  Prior to joining VMS BioMarketing,  Ms. Smiley served in various positions of increasing responsibility, including as head of several business units, at Eli Lilly and Company for 18 years.  Prior to Eli Lilly, she was a management consultant for Putnam Associates, where she advised brands in the biotech, pharmaceutical, and managed healthcare fields on product launches and access strategies.  She currently serves on the board of AppianRx, a privately held, technology-based specialty pharmacy and patient support solutions company, and of several nonprofit corporations, including the Indiana Chapter of the Alzheimer’s Association and the Mitch Daniels Leadership Foundation.  Ms. Smiley earned her B.A. in Economics from DePauw University, where she was an Honors Management Fellow.  The Board believes that Ms. Smiley’s perspective and experience in senior management positions with a healthcare company provide her with the qualifications and skills necessary to serve as a director.  Under section 8(b)(ii) of the Stockholders Agreement, Ms. Smiley is the independent director who was initially designated for nomination by the members of the Ad Hoc Secured Noteholder Committee (as defined in the Bankruptcy Plan) after consultation with our Chief Executive Officer.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of April 22, 2019. Biographical information for Mr. Smith, our President, Chief Executive Officer and Director, is included above with the director biographies.

Name	Age	Position
Todd N. Smith	50	Director, President and Chief Executive Officer
Mark Strobeck, Ph.D.	49	Executive Vice President and Chief Operating Officer
Megan Timmins	47	Senior Vice President, General Counsel and Secretary

Mark Strobeck, Ph.D. is our Executive Vice President and Chief Operating Officer, a position he has held since September 2015, and previously served as our Chief Business Officer from January 2014 to September 2015. Prior to his employment at Zyla, he served as our advisor from June 2012 to December 2013. From January 2012 to December 2013, Dr. Strobeck served as President and Chief Executive Officer and a director of Corridor Pharmaceuticals, Inc., a pharmaceuticals company, which was acquired by AstraZeneca plc in 2014. From December 2010 to October 2011, Dr. Strobeck served as Chief Business Officer of Topaz Pharmaceuticals Inc., a specialty pharmaceutical company acquired by Sanofi Pasteur in the fourth quarter of 2011. From June 2010 to November 2010 and October 2011 to January 2012, Dr. Strobeck worked as a consultant. From January 2008 to May 2010, Dr. Strobeck served as Chief Business Officer of Trevena, Inc., a pharmaceutical company (“Trevena”). Prior to joining Trevena, Dr. Strobeck held management roles at GlaxoSmithKline plc, a pharmaceuticals company, and venture capital firms SR One Limited and EuclidSR Partners, L.P. Dr. Strobeck currently serves on the board of directors of Horse Power For Life, a nonprofit organization dedicated to improving the quality of life for individuals diagnosed with cancer, a position he has held since 2012. Dr. Strobeck received his B.S. in Biology from St. Lawrence University and his Ph.D. in Pharmacology from the University of Cincinnati, and completed his post‑doctoral fellowship at the University of Pennsylvania.

Megan Timmins has been our Senior Vice President and General Counsel since March 2018 and our corporate Secretary since June 2018. From September 2017 to March 2018, she served as our Vice President and Acting General Counsel. From October 2016 to August 2018, Ms. Timmins served as our Deputy General Counsel and from April 2016 to October 2016, she served as our consultant. Prior to joining us, Ms. Timmins was an independent consultant from April 2015 to March 2016. Prior to that, she served in positions of increasing responsibility at Aramark, most recently as Vice President, Associate General Counsel and Assistant Secretary from January 2011 until March 2015. Ms. Timmins received her B.A. in Government and Economics from the University of Notre Dame and her J.D. from the William and Mary School of Law.

Mr. Walbert,  Dr. Strobeck and Mses. Smiley and Timmins each served as a director or executive officer through our bankruptcy and reorganization, which was filed on October 30, 2018 and closed on March 26, 2019.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that each of our executive officers, directors and certain beneficial owners of the Company’s common stock (the “Common Stock”) complied with all Section 16(a) filing requirements applicable to them during 2019 on a timely basis.

CODE OF ETHICS

We have adopted a code of business conduct and ethics (our “Code of Conduct”), applicable to our employees, executive officers and directors. Our Code of Conduct is available on our website at www.zyla.com. The Audit Committee is responsible for overseeing our Code of Conduct. Only the Board may grant a waiver for a director, executive officer, or an officer covered under the additional code of ethics provisions for chief executive officer and senior financial officers (“Code of Ethics Officer”). The Audit Committee or the Board may grant a waiver of any provision of our Code of Conduct for any member of our leadership team who is not an executive officer or a Code of Ethics Officer. Our Legal Department may grant a waiver of any provision of our Code of Conduct for other employees. We expect that any amendments to our Code of Conduct, or any waivers of its requirements with regard to directors, executive officers or Code of Ethics Officers, will be disclosed on our website.

PROCEDURES FOR SECURITIY HOLDERS TO RECOMMEND NOMINEES TO THE BOARD

There were no material changes to the procedures by which stockholders may recommend nominees to our Board since they were last disclosed in our Proxy Statement for our 2019 Annual Meeting of Stockholders. Stockholders who wish to recommend individuals for consideration by the Nominating Committee of our Board to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating Committee at the following address: 600 Lee Road, Suite 100, Wayne, PA 19087. Submissions must be made in accordance with our bylaws and must include the full name, age and business address of the proposed nominee, a description of the proposed nominee’s principal occupation or employment, the class and series and number of shares of our stock owned by such stockholder, and a description of all arrangements or understandings between the stockholder and each nominee. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Please refer to Article II of our Amended and Restated Bylaws for a description of the formal process to recommend director candidates to the Nominating Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2019 and 2018 concerning compensation of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2019. Also included in the table is our former Chief Executive Officer, who resigned prior to the end of our fiscal year 2019. We refer to these individuals as our named executive officers.

		Salary	Bonus		Stock Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)		($)(1)	($)	($)(2)	($)
Todd N. Smith(3)(6)	2019	116,529			1,214,000	67,374	20,444	1,418,347
President and Chief Executive Officer
Robert Radie(4)	2019	580,000			2,889,320	—	15,888	3,485,208
Former President and Chief Executive Officer	2018	563,500			310,900	277,200	15,294	1,166,894
Mark Strobeck, Ph.D.	2019	423,000	225,000	(5)	989,805	164,672	2,974	1,805,451
Executive Vice President and Chief Operating Officer	2018	410,000			166,435	150,200	14,125	740,760
Megan Timmins (6)	2019	339,900			511,610	105,798	13,845	971,153
Senior Vice President, General Counsel and Secretary

(1)

Amounts shown in this column do not reflect actual compensation received by the named executive officers. The amounts include the aggregate grant date fair value of restricted stock units granted in the respective fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 (“ASC Topic 718”), and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in the calculation of these amounts are included in Note 14, “Stock‑based Compensation Expense” in the notes to our consolidated financial statements included in our Annual Report on Form 10‑K for the year ending December 31, 2019. The executives will only realize compensation to the extent that the restricted stock units vest and our Common Stock has a value.

(2)

This column includes our matching contributions to the named executive officers’ accounts under our 401(k) plan,  premiums we paid with respect to life insurance for the benefit of the named executive officers and, for Mr. Smith, amounts we paid for Mr. Smith’s expenses in connection with his commute to our home office. The amounts of matching contributions were $11,200 for Mr. Radie and $10,885 for Ms. Timmins. The amounts we paid for life insurance were $646, $4,687 $2,974 and $2,961, respectively, for Mr. Smith, Mr. Radie,  Dr. Strobeck and Ms. Timmins.  The amount we paid for Mr. Smith’s commuting expenses was $19,798.

(3)	Mr. Smith became President, Chief Executive Officer and a director of the Company effective October 22, 2019.
(4)

Mr. Radie resigned as President and Chief Executive Officer and as a director of the Company effective October 22, 2019. Mr. Radie continued as the Company’s principal financial officer through December 31, 2019.

(5)	Consists of Dr. Strobeck’s one-time $225,000 Retention Bonus described below.
(6)	Neither Mr. Smith nor Ms. Timmins were named executive officers in fiscal 2018.

Narrative to Summary Compensation Table

We have entered into employment agreements with Mr. Smith, our President and Chief Executive Officer, Dr. Strobeck, our Executive Vice President and Chief Operating Officer, and Ms. Timmins, our Senior Vice President General Counsel and Secretary, as described in more detail below. Mr. Radie, our former President and Chief Executive Officer, resigned his position with us effective October 22, 2019, but remained as our employee until December 31, 2019. During the 2018 and 2019 fiscal years, our named executive officers were also eligible to participate in the Zyla Life Sciences Amended and Restated 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”), which was adopted by the Board on January 31, 2019 upon the Company’s emergence from bankruptcy and the cancellation of the Company’s Amended and Restated 2013 Stock-Based Incentive Compensation Plan.  We granted time-based and performance-based restricted stock units (“RSUs”) as part of fiscal year 2019 compensation. See the description below for additional information regarding these awards.

Employment Agreements with Mr. Smith, Dr. Strobeck and Ms. Timmins

Mr. Smith, Dr. Strobeck and Ms. Timmins are employed by us under the terms of individual employment agreements. In each case, the term of employment under the agreement will continue on an at-will basis until the executive’s employment with us terminates for any reason. Each employment agreement sets forth the executive’s initial annual base salary and target bonus opportunity expressed as a percentage of base salary, as well as the executive’s right to participate in our employee benefit plans on the same terms and conditions as may be applicable to our other executive officers. Mr. Smith’s current annual base salary is $ 624,000, Dr. Strobeck’s current annual base salary is $439,920, and Ms. Timmins’ current annual base salary is $385,000, in each case subject to annual review and increase at the discretion of the Board. Mr. Smith has an annual target bonus opportunity equal to 60% of his annual base salary,  Dr. Strobeck has an annual target bonus opportunity equal to 40% of his annual base salary and Ms. Timmins has an annual target bonus opportunity equal to 35% of her annual base salary. The executives’ annual bonus opportunities are subject to the terms and conditions of our Annual Incentive Bonus Plan, and the determination of these amounts are discussed in greater detail below. The executives must be employed by us on the payment date to be paid any such bonus except as otherwise described below in the section entitled “Potential Payments Upon a Termination or Change in Control.”

Each employment agreement also provides for certain severance payments and benefits to be provided in connection with the executive’s termination of employment, as described below in the section entitled “Potential Payments upon a Termination or Change in Control.” Each employment agreement provides that, during the term of employment and for a period of 12 months thereafter (or 24 months if we terminate the executive’s employment without cause or the executive terminates his employment for good reason, in either case, within 24 months following a change in control), the executive will not compete with us or solicit our customers or employees. Each employment agreement also contains provisions requiring the executive to safeguard our confidential information and to assign to us any intellectual property developed by the executive during his employment by us. In connection with our Bankruptcy and acquisition of five marketed products from Iroko (the “Iroko Acquisition”), Dr. Strobeck and Ms. Timmins entered into an amendment to their employment agreements providing that neither the Iroko Acquisition, nor our Bankruptcy, constituted a change of control under the applicable employment agreement. Other than this amendment, the employment agreements for our named executive officers remain in effect in accordance with their terms.

At the time of his resignation from employment, Mr. Radie was party to an employment agreement with us that was substantially similar in general terms to the employment agreements of our other named executive officers, as described above.

2019 Cash Incentive Compensation

Annual bonuses paid to our named executive officers are provided pursuant to our Annual Incentive Bonus Plan. In 2019, Mr. Smith’s bonus was based 100% on the achievement of our 2019 corporate goals. Dr. Strobeck’s and Ms. Timmins’ bonuses were based 80% on the achievement of our 2019 corporate goals and 20% on the achievement of individual objectives. Mr. Smith received a portion of his bonus based upon the number of days in the year he was employed.  Prior to his resignation, Mr. Radie’s 2019 bonus opportunity was also based 100% on the achievement of our 2019 corporate goals.

Our 2019 Corporate Goals contained objectives in the following areas: commercial/financial, business development, and operational. Specifically, our 2019 Corporate Goals related to: achievement of certain net sales and earnings targets, business development activities, clinical development activities, certain manufacturing actions, human resources initiatives and quality and compliance targets.

In addition, on August 26, 2019, Dr. Strobeck received a one-time $225,000 retention bonus payment (“Retention Bonus”).  Pursuant to the Retention Bonus Agreement under which the Retention Bonus was paid,  Dr. Strobeck is required to return 100% of the Retention Bonus if his employment is terminated by the Company For Cause or by Dr. Strobeck as a Termination by Executive Without Good Reason (each as defined in his Employment Agreement) up to and including the one-year anniversary of the payment of such bonus and he is required to return 50% of the Retention Bonus if his employment is terminated by the Company For Cause or by Dr. Strobeck as a Termination by Executive Without Good Reason within one year and one day and two years from the payment of such Retention Bonus.

The annual bonuses paid to our named executive officers for the 2019 fiscal year are reflected in the “Non-Equity Incentive Plan Compensation” column in the summary compensation table above.

Stock Awards

In 2019, we made grants of time-based restricted stock units to each of our named executive officers and performance-based restricted stock units to Mr. Radie,  Dr. Strobeck and Ms. Timmins.  Effective March 26, 2019, the Compensation Committee granted time-based RSUs and performance-based RSUs to certain of the named executive officers of the Company.  The following named executive officers were granted time-based RSUs that vest ratably over three years in the amounts set forth next to his or her respective name:  Mr. Radie, 172,000, Dr. Strobeck, 87,000, and Ms. Timmins, 43,000.  The following named executive officers were granted time-based RSUs that vest 100% on the first anniversary of the date of grant in the amounts set forth next to his or her respective name:  Mr. Radie, 66,000, Dr. Strobeck, 33,000, and Ms. Timmins, 20,000.   The following named executive officers were granted performance-based RSUs, a maximum of 50% of which are eligible to vest on each of March 1, 2020 and March 1, 2021 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained – ratably, between 75% and 100% attainment): Mr. Radie, 172,000, Dr. Strobeck, 87,000, and Ms. Timmins, 43,000.   The following named executive officers were granted performance-based RSUs, a maximum of 100% of which are eligible to vest on March 1, 2020 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained – ratably, between 75% and 100% attainment): Mr. Radie, 66,000, Dr. Strobeck, 33,000 and Ms. Timmins, 19,000. Mr. Smith was granted 200,000 time based restricted stock units on October 23, 2019, which vest in equal annual increments on each of the first three anniversaries of the grant date.

Upon Mr. Radie’s separation date, which was December 31, 2019, the vesting of 66,000 time-based restricted stock units and 66,000 performance-based restricted stock units held by Mr. Radie accelerated, and he received one share of the Company’s common stock in settlement of each such unit (subject to the reduction of 55,085 shares to satisfy applicable tax withholding).  Any and all other unvested equity awards held by him were forfeited upon Mr. Radie’s separation from the Company.

Outstanding Equity Awards at Fiscal Year‑End

The table below sets forth the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2019.

	Stock Awards
Name	Award Grant Date	Number of shares or Units of Stock that have not Vested (#)		Market value of shares or units of stock that have not vested ($) (5)
Todd N. Smith	10/23/19	200,000	(1)	500,000

Mark Strobeck	3/26/19	87,000	(1)	215,325
	3/26/19	33,000	(2)	82,500
	3/26/19	86,130	(3)	217,500
	3/26/19	32,670	(4)	81,675

Megan Timmins	3/26/19	43,000	(1)	107,500
	3/26/19	20,000	(2)	50,000
	3/26/19	42,570	(3)	106,425
	3/26/19	18,810	(4)	47,025

Robert Radie(6)	3/26/19	172,000	(1)	430,000
	3/26/19	66,000	(2)	165,000
	3/26/19	170,280	(3)	425,700
	3/26/19	65,340	(4)	163,350

(1)	Consists of grants of RSUs, 1/3 of which are/were scheduled to vest, and the restrictions applicable thereto to lapse, on each of the first three anniversaries of the grant date.
(2)	Consists of grants of RSUs, 100% of which are/were scheduled to vest, and the restrictions applicable thereto to lapse, on the first anniversary of the grant date.
(3)

Consists of grants of performance-based RSUs a maximum of 50% of which are/were eligible to vest on each of March 1, 2020 and March 1, 2021 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained – ratably, between 75% and 100% attainment).  The Company’s 2019 Corporate Goal attainment was 99%.  The amounts shown in the columns reflects the 99% 2019 Corporate Goal attainment.

(4)

Consists of performance-based RSUs, a maximum of 100% of which are/were eligible to vest on March 1, 2020 (provided that at least 75% of the Company’s 2019 Corporate Goals are attained – ratably, between 75% and 100% attainment).  The Company’s 2019 Corporate Goal attainment was 99%. The amounts shown in the columns reflects the 99% 2019 Corporate Goal attainment.

(5)	Amounts in this column are based on the market value of a share of our Common Stock ($2.50) on December 31, 2019, the last day of the Company’s fiscal year.
(6)	Mr. Radie resigned as President and CEO on October 22, 2019 and separated from the Company on December 31, 2019.

Potential Payments Upon a Termination or Change in Control

Under the terms of their respective employment agreements, Mr. Smith, Dr. Strobeck and Ms. Timmins are entitled to payments and benefits in connection with the termination of their employment with us under specified circumstances. Upon the termination of the executive’s employment for any reason, we will pay the executive or the executive’s estate, as applicable, the executive’s accrued but unpaid base salary and accrued but unused vacation time. If the executive’s employment is terminated due to death or disability, we will also pay the executive (or the executive’s estate, as applicable) any bonus earned but not paid under the Annual Incentive Bonus Plan for the preceding fiscal year. In addition, under the employment agreements with Mr. Smith, Dr. Strobeck and Ms. Timmins, if the executive’s employment is terminated by us without cause, but not due to the executive’s death or disability, or by the executive for good reason: (i) we will pay the executive any bonus earned but not paid under the Annual Incentive Bonus Plan for the preceding fiscal year;  (ii) the executive will be entitled to accelerated vesting of outstanding equity awards under certain circumstances pursuant to any written agreement with us, on the terms and conditions set forth therein (there are no such agreements currently in effect); (iii) subject to the executive’s execution of a general release of claims and his or her continued compliance with the restrictive covenants described above, we will continue to pay the executive his or her annual base salary for a period of 12 months (or 24 months if such termination occurs within 24 months following a change in control); and (iv) we will reimburse the executive for the costs of continued health coverage for himself or herself and his or her eligible dependents under COBRA or a private health insurance policy, less the amount that, absent such termination, the executive would have been required to pay for such coverage under our health plan. Such payments with regard to health insurance will continue for 12 months (or 24 months if such termination occurs within 24 months following a change in control) or, if earlier, until the executive becomes eligible for coverage under another medical plan. In connection with our Bankruptcy and the Iroko Acquisition, Dr. Strobeck and Ms. Timmins each entered into an amendment to his or her employment agreement providing that neither the Iroko Acquisition, nor our Bankruptcy constituted a change of control under the applicable employment agreement.

The following table sets forth potential amounts payable to our named executive officers upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason, in each case, within 24 months following a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated on December 31, 2019 (the last business day of fiscal 2019) and, if applicable, a change in control also occurred on such date. Mr. Radie is not included in the tables below because he resigned his position as President and Chief Executive Officer on October 22, 2019 and agreed to the terms of his separation of employment on October 30, 2019. As a result, he would not have been eligible to receive any additional severance benefits from us, whether under his employment agreement or otherwise.

	Upon Termination Without Cause or Resignation for
	Good Reason—No Change in Control
Name	Cash Payment(1)	Accelerated Restricted Stock and RSU Vesting	Other(2)	Total
Todd N. Smith	$600,000	—	—	$600,000
Mark Strobeck	423,000	—	$23,747	446,747
Megan Timmins	339,900	—	9,075	348,975

	Upon Termination Without Cause or Resignation for
	Good Reason—Within 24 Months Following a Change in Control
Name	Cash Payment(3)	Accelerated Restricted Stock and RSU Vesting(4)	Other(2)	Total
Todd N. Smith	$1,200,000	$500,000	--	$1,700,000
Mark Strobeck	846,000	$600,000	$47,494	1,493,494
Megan Timmins	679,800	$312,500	18,150	1,010,450

(1)	Consists of salary continuation for 12 months following a termination of employment without cause or for good reason.
(2)	Consists of health insurance premiums for the executive and his or her family (if applicable) payable during the severance period.
(3)	Consists of salary continuation for 24 months following a termination of employment without cause or for good reason, in either case, within 24 months following a change in control.
(4)

Pursuant to the 2019 Stock Plan and the applicable award agreements, RSUs vest automatically upon a change in control.  Represents the value of the accelerated vesting of all of the executive’s RSUs based on the market value of a share of our Common Stock ($2.50) on December 31, 2019.

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

Annual Cash Compensation

The following chart summarizes the retainer compensation provided to non-employee directors for their ongoing service on the Board during 2019. Cash payments are made in equal, quarterly installments in arrears on the last day of the fiscal quarter in which such service occurred.

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

Equity Compensation

Prior to the adoption of the 2019 Stock Plan by our Board, non-employee directors received grants of RSUs pursuant to the terms and conditions of the 2013 Stock-Based Incentive Compensation Plan. Future grants of equity awards will be made to our non-employee directors under the 2019 Stock Plan or a successor equity plan.

•

Initial Grant:  In April 2019, each non‑employee director was granted time-based RSUs which vest in equal annual increments on the first three anniversaries of the date of grant, subject to the non-employee director’s continuous service through each such vesting date.

•	Annual Grant: Non-employee directors may receive an annual grant provided that there are sufficient shares available for issuance under the 2019 Stock Plan.

Director Compensation Table for 2019

The table below summarizes the compensation paid by the Company to each non‑employee director for the year ended December 31, 2019. Mr. Düster resigned from the Board in June 2019 and Dr. Phillips was appointed in his place.  Therefore, Dr. Phillips received pro-rated fees for his service during the year.  Mr. Smith does not (and prior to Mr. Smith, Mr. Radie did not) receive any additional compensation for his service on the Board. In connection with our emergence from bankruptcy, pursuant to the Stockholders’ Agreement, the members of our Board, other than Messrs. Walbert and Radie and Ms. Heslin Smiley,  were replaced.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Timothy P. Walbert	95,000	121,400	216,400
Luke Düster(2)	—	—	—
Todd Holmes	—	—	—
Joseph McInnis	58,667	121,400	180,067
Matthew Pauls	51,957	121,400	173,357
Gary M. Phillips, M.D.(2)	22,000	121,400	143,400
Andrea Heslin Smiley	56,875	121,400	178,275
Elaine Hochberg(3)	3,750	—	3,750
Nicholas C. Nicolaides, Ph.D.(3)	3,667	—	3,667
John E. Osborn(3)	4,792	—	4,792
Robert P. Roche, Jr.(3)	3,667	—	3,667
John Varian(3)	4,167	—	4,167
Gregory Weaver(3)	5,000	—	5,000

(1)

The amounts shown in this column do not reflect actual compensation received by our non-employee directors. The amounts include the aggregate grant date fair value of restricted stock units granted in fiscal 2019 computed in accordance with FASB Accounting Standards Codification Topic 718 ("ASC Topic 718"), and assume no forfeiture rate derived in the calculation of the grant date fair value of these awards. Assumptions used in the calculation of these amounts are included in Note 14, "Stock based Compensation" in the notes to our consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019. The directors will only realize compensation to the extent that the restricted stock units vest and our Common Stock has a value.  At December 31, 2019, the aggregate number of restricted stock units outstanding for each non-employee director was as follows: Mr. Walbert, 20,000; Mr. Düster, 0; Mr. Holmes, 0; Mr. McInnis, 20,000; Dr. Phillips, 20,000; Mr. Pauls, 20,000; Ms. Smiley, 20,000; Ms. Hochberg, 0; Dr. Nicolaides, 0; Mr. Osborn, 0; Mr. Roche, 0;  Mr. Varian, 0; and Mr. Weaver, 0. All outstanding equity compensation awards of our former directors were cancelled upon our emergence from bankruptcy on January 31, 2019. Mr. Holmes and Mr. Düster refused grants of restricted stock units due to the rules of the fund that they represent.

(2)	Mr. Düster resigned from the Board in June 2019 and Dr. Phillips was appointed in his place.
(3)	This director’s term ended upon our emergence from bankruptcy when our Board was changed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee has ever been an executive officer or employee of ours. None of our officers currently serves, or served during fiscal year 2019, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding our equity compensation plans as of December 31, 2019.

Number of securities
	Number of				remaining available for
	securities to be		Weighted-average		future issuance under
	issued upon exercise		exercise price of		equity compensation
	of outstanding		outstanding options,		plans (excluding
	options, warrants		warrants and		securities reflected in
	and rights		rights		column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders(1)	1,199,500	(2)	$2.69	(3)	873,585
Total	1,199,500	(2)	$2.69	(3)	873,585

(1)

These securities consist of options and restricted stock issued under the 2019 Stock Plan to Zyla’s employees, directors and consultants.  Under the 2019 Stock Plan, options, stock appreciation rights, restricted stock, RSUs, common stock and deferred stock may be granted, but the 2019 Stock Plan does not separately segregate the shares used for each type of award.

(2)	As of December 31, 2019, under the 2019 Stock Plan there were separate pools for executives (1,433,333 shares) and nonexecutive employees and directors (716,667 shares).
(3)	This is the weighted average exercise price of options outstanding under the 2019 Stock Plan. RSUs issued under the 2019 Stock Plan do not have an exercise price.

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of April 22, 2020 by: (i) each director and nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all stockholders known us to be beneficial owners of more than five percent of our Common Stock.

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

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
5%+ Beneficial Owners
CR Group L.P.(2)	7,023,333	49.0%
Highbridge Capital Management, LLC(3)	2,260,624	9.99%
Signature Global Asset Management (the "Portfolio Manager"), a business unit of CI Investments Inc.(4)	935,161	9.8%
Riva Ridge Master Fund, Ltd.(5)	938,661	9.99%
Tekla Capital Management LLC(6)	656,921	6.9%
Alligator Zebra Holdings, Inc.(7)	4,854,863	51.0%
Directors
Todd Holmes	—	*
Joseph McInnis(8)	6,667	*
Matthew Pauls(8)	6,667	*
Gary M. Phillips, M.D.(8)	6,667	*
Andrea Heslin Smiley(8)	6,667	*
Todd N. Smith(8)	—	*
Timothy P. Walbert(8)	6,667	*
Named Executive Officers
Robert Radie(9)	76,915	*
Mark Strobeck, Ph.D.	99,886	1.0%
Megan C. Timmins	54,189	*
All executive officers and directors as a group (10 persons)	257,658	2.69%

*     Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 22, 2020. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Zyla Life Sciences, 600 Lee Road, Suite 100, Wayne, PA 19087. Except as indicated by the footnotes below, Zyla believes, based on the information furnished to it, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of Zyla common stock that they beneficially own. Applicable percentages are based on 9,581,329 shares of Zyla common stock outstanding on April 22, 2020, adjusted as required by rules promulgated by the SEC, and reflect the application of any ownership blockers as more specifically detailed in the footnotes below.

(2)

The number of shares beneficially owned is based solely on the Schedule 13D/A filed with the SEC on March 26, 2020 that was filed pursuant to a joint filing agreement among CR Group L.P., a Delaware limited partnership (“CR Group”) and its affiliates. The percentage of beneficial ownership reported on that schedule was 58.7%, which includes 4,586,874 shares of Zyla Common Stock (the “LSH Shares”) owned by Loan Security Holdings I LLC, a Delaware limited liability company (“LSH”), and 2,436,459 shares of Zyla Common Stock issuable upon the exercise of a warrant by LSH to purchase additional shares of Zyla Common Stock under certain conditions (the “Iroko Warrant”). LSH may not exercise the Iroko Warrant if it would result in beneficial ownership of more than 49.0% and such blocker is reflected in the percentage of beneficial ownership shown in the table above. The LSH Shares, together with the Iroko Warrant represent approximately 58.7% of the outstanding shares of Zyla Common Stock. Excluding the shares of Zyla Common Stock issuable upon exercise of the Iroko Warrant, LSH directly owns 49.0% of the issued and outstanding shares of Zyla Common Stock. Nathan D. Hukill, CR Group, CRG Partners III L.P., a Delaware limited partnership (“CRG Partners III”), CRG Partners III—Parallel Fund “A” L.P., a Delaware limited partnership (“CRG Parallel Fund A”), CRG Partners III—Parallel Fund “B” (Cayman) L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Parallel Fund B”), CRG Partners III (Cayman) Lev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Lev

AIV’’), CRG Partners III (Cayman) Unlev AIV I L.P., a limited partnership organized under the laws of the Cayman Islands (“CRG Unlev AIV”), and LSH share voting and dispositive power with respect to such shares. CRG Parallel Fund A, CRG Parallel Fund B, CRG Lev AIV, CRG Unlev AIV and CRG Partners III are collectively referred to as the “CRG Entities.” LSH is wholly-owned by the CRG Entities and acquired the LSH Shares and the Iroko Warrant in connection with a credit bid by the CRG Entities, as secured lenders to Iroko Pharmaceuticals LLC, a wholly-owned subsidiary of Iroko, and certain of its subsidiaries and affiliates pursuant to a foreclosure proceeding on June 28, 2019 to enforce the rights and remedies of the CRG Entities under a term loan agreement. The CRG Entities indirectly beneficially own the LSH Shares and the Iroko Warrant by virtue of their collective ownership of the all of the equity interests in LSH. CR Group may be deemed to beneficially own the LSH Shares and the Iroko Warrant by virtue of its position as the investment manager for the CRG Entities. Mr. Hukill may be deemed to have beneficial ownership over the LSH Shares and the Iroko Warrant by virtue of his indirect control of CR Group. The address of CR Group, the CRG Entities and Mr. Hukill is 1000 Main St., Suite 2500, Houston, TX 77002.

(3)

Based solely on the Schedule 13G/A jointly filed with the SEC on February 13, 2020 by and on behalf of Highbridge Capital Management, LLC (“Highbridge”), Highbridge Tactical Credit Master Fund, L.P. (“Tactical”) and Highbridge MSF International Ltd. The percentage of beneficial ownership shown in the table above reflects the percentage of beneficial ownership as reported on that schedule. Each of Tactical and Highbridge, as the trading manager of Tactical, may be deemed to beneficially own 2,260,624 shares of Zyla common stock (including 1,353,568 shares of Zyla common stock issuable upon exercise of warrants) held by Tactical. Highbridge and Tactical share voting and dispositive power with respect to all such shares. The exercise of these warrants is subject to a 9.99% ownership blocker. The address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(4)

Based solely on the Schedule 13G filed with the SEC on February 13, 2020 by Signature Global Asset Management (the “Portfolio Manager”), a business unit of CI Investments Inc. (“Signature Global”). Signature Global has sole voting and dispositive power with respect to all 935,161 shares of Zyla common stock and may be deemed to be the beneficial owner of such shares. The address of Signature Global is 2 Queen Street East, Twentieth Floor, Toronto, Ontario, Canada M5C 3G7.

(5)

Based solely on the Schedule 13G/A jointly filed with the SEC on February 12, 2020 by and on behalf of each of Riva Ridge Master Fund, Ltd. (the “Master Fund”), Stephen Golden (“Golden”), James Shim (“Shim”), Riva Ridge Capital Management LP (“RRCM”) and Riva Ridge GP LLC (“RRGP” and, together with the Master Fund, Golden, Shim and RRCM, “Riva”). The percentage of beneficial ownership shown in the table above excludes the 555,286 shares of Zyla common stock issuable upon the exercise of warrants (collectively, the “Riva Securities”). The exercise of the warrants held by Riva is subject to a 9.99% ownership blocker.  The Master Fund is the record and direct owner of the Riva Securities. RRCM, as the investment manager of the Master Fund, may be deemed to beneficially own the Riva Securities owned by the Master Fund. RRGP, as the general partner of RRCM, may be deemed to beneficially own the Riva Securities owned by the Master Fund. Each of Golden and Shim, as a managing member of RRGP with the power to exercise investment discretion, may be deemed to beneficially own the Riva Securities owned by the Master Fund.  The address of the principal business office of Riva is 55 Fifth Avenue, New York, NY 10003.

(6)

Based solely on the joint Schedule 13G filed with the SEC on January 24, 2020 by Tekla Capital Management LLC (“Tekla”) and Daniel R. Omstead (“Omstead”). Tekla Healthcare Opportunities Fund (“THQ”) is the beneficial owner of 656,921 shares of Zyla common stock. Tekla, as the investment adviser of THQ, may be deemed to beneficially own the 656,921 shares of Zyla common stock beneficially owned by THQ. Omstead, through his control of Tekla, may be deemed to beneficially own the 656,921 shares of Zyla common stock beneficially owned by THQ. Each of Tekla and Omstead has sole dispositive power and shared voting power over the 656,921 shares of Zyla common stock beneficially owned by THQ. Neither Tekla nor Omstead has the sole power to vote or direct the vote of the 656,921 shares of Zyla common stock beneficially owned by THQ, which power resides in THQ’s Board of Trustees. The address of Tekla is 100 Federal Street, 19th Floor, Boston, MA 02110.

(7)

Based solely on the Schedule 13D jointly filed with the SEC on March 26, 2020 by and on behalf of Assertio Holdings, Inc. (formerly Alligator Zebra Holdings, Inc.) (“AZH”) and Assertio Therapeutics, Inc. (“Assertio”).  AZH is a party to voting and support agreements with certain stockholders of Zyla in connection with the Agreement and Plan of Merger by and among Zyla,  Assertio, AZH, Zebra Merger Sub, Inc., a wholly-owned subsidiary of AZH (“Merger Sub”) and Alligator Merger Sub, Inc., dated as of March 16, 2020 (the “Merger Agreement”).  Pursuant to each such voting and support agreement, the applicable Zyla stockholder has agreed to vote such stockholder’s shares of Zyla common stock covered by the agreement in favor of the adoption of the Merger Agreement and any other matters necessary for consummation of the merger of Zyla and Merger Sub contemplated thereby and the other transactions contemplated in the Merger Agreement.  As a result, AZH may be deemed to possess shared voting power over and may be deemed to have beneficial ownership of, 4,854,863 shares of Zyla common stock. AZH is a direct and wholly-owned subsidiary of Assertio.  Due to Assertio’s control over AZH, Assertio may be deemed to have beneficial ownership of 4,854,863 shares of Zyla common stock. AZH and Assertio share voting and dispositive power with respect to all such shares. The address of AZH and Assertio is 100 South Saunders Road, Suite 300, Lake Forest, Illinois.

(8)	Consists of time-based RSUs scheduled to vest within 60‑days.
(9)

Represents Mr. Radie’s holdings, including the number of shares subject to RSUs and stock options that became exercisable or vested within 60 days, as of December 31, 2019, his last date of employment.

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

Iroko Transaction

On March 8, 2019, the Company entered into a letter agreement with Iroko, its then 49% stockholder, which memorialized an agreement in principle the Company reached with Iroko on January 31, 2019, just prior to the closing of the Company’s acquisition of Iroko’s five marketed non-narcotic, nonsteroidal anti- inflammatory drug products (the “Iroko Acquisition”). Pursuant to the letter agreement, the Company agreed to take financial responsibility for certain liabilities related to inventory that Iroko sold prior to the closing date of the Iroko Acquisition, other than with regard to inventory held by wholesalers on the closing date of the Iroko Acquisition, wholesaler fees for service and prompt pay discount fees. In exchange, the Company was able to retain $10 million paid by the distributor of the Iroko products for inventory owned by Iroko and not transferred in the Iroko Acquisition, less $1 million payable by the Company to Iroko on or prior to August 31, 2019 and $1.5 million, payable by the Company to Iroko on or prior to January 31, 2020. The Company believes that the net amount that the Company will have paid on behalf of Iroko exceeds the $120,000 threshold for disclosure, but the approximate amount involved is not estimable at this time. Based on Schedule 13D filings by the CR Group at its affiliates with the SEC during 2019, the CRG Entities collectively held all of the issued and outstanding shares of Iroko.  One of the Company’s directors, Todd Holmes, is a principal at CRG.

Credit Agreement

On March 20, 2019 (the "Zyla Credit Agreement Closing Date"), the Company entered into a credit agreement (the "Revolving Credit Agreement") with certain funds managed by Highbridge, its 9.9% stockholder, as lenders (collectively, the "Lenders"), which Revolving Credit Agreement consists of a $20.0 million revolving line of credit. The Company drew $5.0 million on the Zyla Credit Agreement Closing Date and $5 million on April 17, 2020 and must maintain at least 25% of the commitment amount outstanding at all times.  The Company made interest payments under the Revolving Credit Agreement of $282,355 in 2019.

Advances under the Revolving Credit Agreement bear interest at the Company’s option at either the LIBOR Rate (as defined in the Revolving Credit Agreement) plus 5.00% or the Base Rate (as defined in the Revolving Credit Agreement) plus 4.00%. The Revolving Credit Agreement matures on March 20, 2022.

The obligations of the Company under the Revolving Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company’s wholly-owned subsidiaries, Zyla Life Sciences US Inc. (formerly, Egalet US Inc.) and Egalet Ltd. (collectively, the “Zyla Guarantors”). As security for the Company’s obligations under the Revolving Credit Agreement, the Company and the Zyla Guarantors have granted to the Agent (as defined in the Revolving Credit Agreement), for the benefit of the Lenders and other secured parties, a first priority lien on substantially all of their tangible and intangible personal property (other than certain specified excluded assets), including proceeds and accounts related to this property and the capital stock of the Guarantors, pursuant to the terms of that certain Collateral Agreement, dated as of the Zyla Credit Agreement Closing Date (the "Collateral Agreement"), among the Company and the Zyla Guarantors in favor of the Agent for the benefit of the Lenders and other secured parties. The Revolving Credit Agreement will (i) be equal in right of payment to all existing and future pari passu indebtedness of the Company, (ii) be senior in right of payment to the obligations of the Company pursuant to that certain Indenture (as defined below), and (iii) be senior in right of payment to all existing and future subordinated indebtedness of the Company.

In connection with the execution and delivery of the Merger Agreement, the Company received consents from each holder of the Zyla Secured Notes to enter into a first supplemental indenture (“First Supplemental Indenture”) to amend the Indenture (the "Indenture"), dated as of January 31, 2019, among the Company, the guarantors from time to time party thereto and Wilmington Savings Fund Society, FSB (as successor to U.S. Bank National Association), as trustee (“Trustee”), governing such notes. The First Supplemental Indenture provides, among other things, (1) for Assertio Holdings to become the issuer under the notes in lieu of the Company and the Company to become a guarantor, (2) a 10.00% per annum amortization, (3) revisions to the restrictive covenants intended to provide more flexibility in respect of, among other things, asset sales, investments and incurrence of indebtedness. Following execution and delivery by the Company and the Trustee, by its terms the First Supplemental Indenture will become operative upon the effective time of the merger of Zyla and Merger Sub contemplated by the Merger Agreement, subject to payment of fees to counsel to the noteholders.

Novos Transactions

Todd N. Smith, the President and Chief Executive Officer of the Company, holds an ownership interest in Novos Growth LLC and through Novos Growth, its wholly-owned subsidiary, Novos Patient Solutions, LLC (formerly 42 North, LLC). In 2019, the Company paid an aggregate of $135,050 to Novos Patient Solutions, and its predecessor 42 North, pursuant to Master Services Agreements that the Company had in place with 42 North and Novos Patient Solutions prior to the commencement of Mr. Smith’s employment with the Company.  Novos Patient Solutions provides certain support services for the Company’s  SoluMatrix products.

DIRECTOR INDEPENDENCE

The Board consults with our counsel to ensure that the Board’s determinations with regard to independence are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq (which the Company has chosen to use, as it is not listed on a national securities exchange), as in effect from time to time.  In 2019, the Board reviewed the independence of our directors and determined that all directors except Mr. Smith and Mr. Holmes,  are independent under the Nasdaq listing standards. Mr. Smith is not an independent director under these rules because he is our President and Chief Executive Officer.  Mr. Holmes is a principal at CRG, the investment adviser to the CRG Entities, which collectively own LSH, a significant stockholder of the Company.

Our Compensation Committee consists of Timothy Walbert (Chair), Matthew Pauls and Todd Holmes.  As stated above, Mr. Holmes is not independent under the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 by Ernst & Young, our independent registered public accounting firm.

	Fiscal	Fiscal
	Year Ended	Year Ended
	2019	2018
Audit fees	$675,000	$645,000
Audit‑related fees	150,000	300,000
Tax fees	—	—
All other fees	7,000	2,000
Total fees	$832,000	947,000

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

All other fees: All other fees consist of fees related to the Merger and fees for the use of an online tool.

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

Date: April 27, 2020	Zyla Life Sciences

	By:	/s/ TODD N. SMITH
Todd N. Smith
President and Chief Executive Officer