Form 10-Q
period 2020-03-31
Zyla Life Sciences
filed 2020-05-14
CIK 1586105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common Stock, $0.001 par value                                 Shares outstanding as of May 10, 2020: 9,611,957

		Page

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	1
	Consolidated Statements of Operations unaudited for the three months ended March 31, 2020 (Successor), the Period February 1, 2019 through March 31, 2019 (Successor) and the Period January 1, 2019 through January 31, 2019 (Predecessor)	2
	Consolidated Statements of Comprehensive Loss unaudited for the three months ended March 31, 2020 (Successor), the Period February 1, 2019 through March 31, 2019 (Successor) and the Period January 1, 2019 through January 31, 2019 (Predecessor)	3
	Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 (Successor), the Period February 1, 2019 through March 31. 2019 (Successor) and the Period January 1, 2019 through January 31, 2019 (Predecessor)	4
	Consolidated Statements of Cash Flows unaudited for the three months ended March 31, 2020 (Successor), the Period February 1, 2019 through March 31, 2019 (Successor) and the Period January 1, 2019 to January 31, 2019 (Predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	51
Item 6.	Exhibits	52

SIGNATURES		56

Unless otherwise indicated or the context otherwise requires, references to the “Company”, “we”, “us” and “our” refer to Zyla Life Sciences and its subsidiaries. The Zyla logo is our trademark and Zyla is our registered trademark. All other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this Quarterly Report on Form 10-Q, appear with the trade name, trademark or service mark notice and then throughout the remainder of this Quarterly Report on Form 10-Q without the trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense. Unless otherwise indicated, all statistical information provided about our business in this report is as of March 31, 2020.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

Zyla Life Sciences and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,541	$11,965
Accounts receivable, net	31,062	25,697
Inventory	10,281	9,049
Prepaid expenses and other current assets	3,445	4,102
Other receivables	878	815
Total current assets	60,207	51,628
Intangible assets, net	106,985	110,482
Restricted cash	400	400
Property and equipment, net	3,118	3,316
Right of use assets	2,479	2,672
Goodwill	53,917	58,747
Deposits and other assets	2,373	3,142
Total assets	$229,479	$230,387
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,101	$12,752
Accrued expenses	55,310	50,357
Debt - current, net	7,797	8,177
Acquisition-related contingent consideration	5,825	3,500
Other current liabilities	1,008	985
Total current liabilities	93,041	75,771
Debt - non-current portion, net	91,346	91,710
Acquisition-related contingent consideration	14,475	14,400
Credit agreement	4,138	4,050
Other liabilities	1,783	2,065
Total liabilities	204,783	187,996

Stockholders’ equity:
Common stock--$0.001 par value; 100,000,000 shares authorized; 9,591,957 shares issued and outstanding at March 31, 2020: and 9,437,883 shares issued and outstanding at December 31, 2019	10	9
Additional paid-in capital	89,503	89,027
Accumulated other comprehensive income (loss)	62	(5)
Accumulated deficit	(64,879)	(46,640)
Total stockholders' equity	24,696	42,391
Total liabilities and stockholders’ equity	$229,479	$230,387

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Successor		Predecessor
		Period from	Period from
	Three momths	February 1, 2019	January 1, 2019
	ended	through	through
	March 31, 2020	March 31, 2019	January 31, 2019
Revenue
Net product sales	$19,066	$15,810	$1,775
Total revenue	19,066	15,810	1,775

Costs and Expenses
Cost of sales (excluding amortization of product rights)	3,444	12,461	554
Amortization of product rights	3,497	2,332	171
General and administrative	7,474	3,365	5,413
Sales and marketing	9,972	5,131	2,773
Research and development	—	5	186
Restructuring and other charges	284	—	799
Change in fair value of contingent consideration payable	4,000	200	—
Impairment of goodwill	4,830	—	—
Total costs and expenses	33,501	23,494	9,896
Loss from operations	(14,435)	(7,684)	(8,121)

Other (income) expense:
Interest expense (income), net	3,808	2,193	(52)
Other gain, net	—	—	(140)
Loss on foreign currency exchange	(4)	—	—
Total other expense (income)	3,804	2,193	(192)
Reorganization items	—	606	(115,169)
Net (loss) income	$(18,239)	$(10,483)	$107,240
Per share information:
Net (loss) income per share of common stock, basic and diluted	$(1.26)	$(0.73)	$1.90
Weighted-average shares outstanding, basic and diluted	14,443,541	14,333,332	56,547,101

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
	March 31, 2020	March 31, 2019	January 31, 2019
Net (loss) income	$(18,239)	$(10,483)	$107,240
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	(1)	—
Foreign currency translation adjustments	67	(8)	—
Comprehensive (loss) income	$(18,172)	$(10,492)	$107,240

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except per share data)

	Common stock
					Accumulated
		$0.001	Additional		Other
	Number of	Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income (loss)	Total

Balance as of December 31, 2018 (Predecessor)	56,547,101	$55	$276,569	$(388,853)	$869	$(111,360)
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	107,240	—	107,240
Cancellation of Predecessor common stock and stock-based compensation	(56,547,101)	(55)	(280,694)	—	—	(280,749)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income	—	—	—	281,613	(869)	280,744
Common stock issued for settlement of predecessor debt	4,774,093	5	31,000	—	—	31,005
Common stock issued for asset purchase	4,586,875	4	29,784	—	—	29,788
Warrants issued for settlement of predecessor debt	—	—	14,303	—	—	14,303
Warrants issued for asset purchase	—	—	11,841	—	—	11,841
Balance as of January 31, 2019 (Predecessor)	9,360,968	$9	$86,928	$—	$—	$86,937

Balance as of February 1, 2019 (Successor)	9,360,968	9	86,928	—	—	86,937
Stock-based compensation expense	—	—	60	—	—	60
Unrealized loss on available for sale securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)
Net loss	—	—	—	(10,483)	—	(10,483)
Balance as of March 31, 2019 (Successor)	9,360,968	$9	$86,988	$(10,483)	$(9)	$76,505

Balance as of December 31, 2019 (Successor)	9,437,883	$9	$89,027	$(46,640)	$(5)	$42,391
Stock-based compensation	—	—	476	—	—	476
Issuance of common stock	154,074	1	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	67	67
Net loss	—	—	—	(18,239)	—	(18,239)
Balance as of March 31, 2020 (Successor)	9,591,957	$10	$89,503	$(64,879)	$62	$24,696

Zyla Life Sciences and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
	March 31, 2020	March 31, 2019	January 31, 2019
Operating activities:
Net (loss) income	$(18,239)	$(10,483)	$107,240
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,698	2,470	204
Non-cash reorganization items	—	—	(121,144)
Stock-based compensation expense	566	60	4,125
Non-cash interest and amortization of debt discount	470	954	(9)
Accretion of discount on marketable securities	—	(3)	(5)
Change in right of use assets	193	109	—
Change in fair value of contingent consideration	4,000	200	—
Impairment of goodwill	4,830	—	—
Changes in assets and liabilities:
Accounts receivable	(5,365)	(35,802)	3,865
Inventory	(1,232)	10,562	340
Prepaid expenses	657	686	219
Other receivables	(64)	131	711
Deposits and other assets	768	(476)	1
Accounts payable	10,348	3,231	103
Accrued expenses	4,957	12,142	5,172
Other current liabilities	45	13	—
Other liabilities	(306)	(194)	—
Net cash provided by (used in) operating activities	5,326	(16,400)	822
Investing activities:
Payments for purchase of property and equipment	(3)	(6)	—
Sales of investments	—	2,497	—
Maturity of investments	—	2,500	—
Net cash (used in) provided by investing activities	(3)	4,991	—
Financing activities:
Payments of contingent consideration	(1,600)	—	—
Payments on borrowings	(1,125)	—	(19,104)
Payments of tax withholdings on restricted stock	(90)	—	—
Proceeds from credit agreement	—	4,775	—
Net cash (used in) provided by financing activities	(2,815)	4,775	(19,104)
Effect of foreign currency translation on cash and cash equivalents	69	(26)	6
Net increase (decrease) cash, cash equivalents and restricted cash	2,577	(6,660)	(18,276)
Cash, cash equivalents and restricted cash at beginning of period	12,365	17,447	35,723
Cash, cash equivalents and restricted cash at end of period	$14,942	$10,787	$17,447

Supplemental disclosures of cash flow information:
Cash interest payments	$120	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Zyla Life Sciences and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Organization and Description of the Business

Interim Financial Statements

The consolidated financial statements of Zyla Life Sciences and its subsidiaries (“Zyla” or the “Company”) as of March 31, 2020 (Successor), the three months ended March 31, 2020 (Successor) and for the periods from February 1, 2019 through March 31, 2019 (Successor), and January 1, 2019 through January 31, 2019 (Predecessor) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The Company’s Consolidated Balance Sheet as of December 31, 2019 (Successor) has been derived from the audited financial statements as of that date contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”). The Company’s consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s 2019 Annual Report on Form 10-K, though, as described below, such prior financial statements will not be comparable to the interim financial statements due to the adoption of fresh start accounting on January 31, 2019. For additional information, see Note 3- Fresh Start Accounting. The Company’s Consolidated Statements of Operations for the period from January 1, 2020 through March 31, 2020 (Successor) are not necessarily indicative of future financial results.

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

Merger Agreement

On March 16, 2020, the Company entered into an the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Assertio Therapeutics, Inc. (“Assertio”), Alligator Zebra Holdings, Inc. (“Parent”), Zebra Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”) and Alligator Merger Sub, Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (other than Excluded Shares (as defined below) and Dissenting Shares (as defined below)) will be converted into the right to receive 2.5 shares (the “Exchange Ratio”) of common stock, par value $0.0001 per share, of Parent (“Parent Common Stock”).

Each share of Common Stock that is held by the Company as treasury stock or that is owned, directly or indirectly, by Parent, the Company, Merger Sub, or any subsidiary of the Company (collectively, “Excluded Shares”), immediately prior to the effective time of the Merger (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor. “Dissenting Shares” are shares of the Common Stock (other than Excluded Shares) outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand and has properly demanded appraisal for such shares of the Common Stock in accordance with Section 262 of the Delaware General Corporation Law. Consummation of the Merger is subject to certain conditions to closing, including, among others: (1) requisite approvals of Zyla’s and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval for listing on the Nasdaq Stock Market of the shares of Parent Common Stock to be issued as Merger consideration, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement).  The Company is working toward completing the Merger as quickly as possible and currently expects to consummate the merger in the second calendar quarter of 2020.

In March 2020, the World Health Organization (“WHO”) declared a global pandemic attributable to the outbreak and continued spread of COVID-19. In connection with the mitigation and containment procedures recommended by the WHO and imposed by federal, state, and local governmental authorities, the Company implemented measures designed to keep its employees safe and address business continuity issues at its distribution centers and other locations. The Company continues to evaluate and plan for the potential effects of a prolonged disruption and the related impacts on its revenue, results of operations, and cash flows. These items include, but are not limited to, the financial condition of its customers and the realization of accounts receivable, decreased availability and demand for its products and services, and delays related to current and future projects. While the Company’s operational and financial performance may be significantly impacted by COVID-19, it is not possible for the Company to predict the duration or magnitude of the outbreak and its effects on its business and whether such effects could have a material adverse impact on its financial position, results of operations, or cash flows. See Part II. Other Information-Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for additional information.

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

Liquidity and Substantial Doubt in Going Concern

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses since inception. As of March 31, 2020, the Company had an accumulated deficit of $64.9 million and a working capital deficit of $32.8 million. Even though the Company emerged from bankruptcy, it continues to have significant indebtedness and its ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing its revenue, managing its expenses and complying with the terms of its debt agreements. Refer to Note 8—Debt for additional details of these debt agreements.

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

Effective January 1, 2020, financial assets measured at amortized cost are assessed for future expected credit losses in accordance with the provisions of Financial Accounting Standards Board (“FASB”) guidance within Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, to determine if application of an expected credit losses reserve is necessary. On a monthly basis, receivables that resulted from revenue transactions within the scope of ASC 606 are reviewed on a customer-level basis to analyze expectations of future collections based upon past history of collections, payment, aging of receivables and viability of the customer to continue payment, as well as estimates of future economic conditions. The Company has minimal instances of bad debts or uncollected receivables.

Upon emergence from bankruptcy, the Company adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations, which resulted in the Company becoming a new entity for financial reporting purposes on February 1, 2019.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance applies to all entities and impacts how entities account for credit losses for financial assets measured at amortized cost and available for sale debt securities. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate expected credit losses over the lifetime of the asset. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than an other-than-temporary impairment that reduces the cost basis of the investment. Further, an entity will recognize any improvements in estimated credit losses on its available-for-sale debt securities immediately in earnings.

Upon adoption, the Company assessed each financial asset measured at amortized cost for the impact of the guidance as of January 1, 2020 and noted an insignificant impact due to the minimal credit risk associated with its financial assets subject to ASC 326. As such, it was concluded that a reserve for credit losses was de minimis on the adoption date. Financial assets will continue to be assessed on a quarterly basis in future periods.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)” which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. The Company adopted ASU 2018-13 as of January 1, 2020 as referenced in Note 11.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the significant financing practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component during the period ended March 31, 2020.

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

Disaggregation of Revenue

The following table reflects revenue by revenue source for the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019
Product lines
INDOCIN products	$11,869	$7,499	$—
SPRIX Nasal Spray	5,687	3,830	1,354
SOLUMATRIX products	858	3,808	—
OXAYDO	652	673	421
Total	$19,066	$15,810	$1,775

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

Rebates and Chargebacks

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

The following table reflects activity in each of the net product sales allowance and reserve categories for the periods indicated:

	Successor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2019	$5,418	$17,829	$5,909	$10,542	$39,698
Allowances for current period sales	5,421	45,289	6,289	1,117	58,116
Credits or payments made for prior period sales	(4,550)	(17,829)	(4,551)	(1,632)	(28,562)
Credits or payments made for current period sales	(358)	(24,565)	(1,135)	—	(26,058)
Balances at March 31, 2020	$5,931	$20,724	$6,512	$10,027	$43,194

Total gross product sales					$78,391

Total provision for product sales allowances and accruals as a percentage of total gross sales					74%

	Successor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397
Allowances for current period sales	11,161	29,602	3,900	1,262	45,925
Credits or payments made for prior period sales	—	(935)	(692)	(76)	(1,703)
Credits or payments made for current period sales	(921)	(23,474)	(1,016)	—	(25,411)
Balances at March 31, 2019	$10,845	$24,523	$7,690	$9,150	$52,208

Total gross product sales					$61,735

Total provision for product sales allowances and accruals as a percentage of total gross sales					74%

	Predecessor
	Fees and
	distribution	Co-pay
(in thousands)	costs	assistance	Rebates	Returns	Total
Balances at December 31, 2018	$462	$13,326	$2,664	$2,020	$18,472
Allowances for current period sales	568	6,593	594	28	7,783
Assumed liabilities Iroko Products Acquisition	—	5,791	2,799	5,944	14,534
Credits or payments made for prior period sales	(361)	(6,380)	(559)	(28)	(7,328)
Credits or payments made for current period sales	(64)	—	—	—	(64)
Balances at January 31, 2019	$605	$19,330	$5,498	$7,964	$33,397

Total gross product sales					$9,559

Total provision for product sales allowances and accruals as a percentage of total gross sales					81%

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020. The guidance provides certain practical expedients that limit this requirement including performance obligations that are part of a contract that has an original expected duration of one year or less. All of the Company’s contracts are eligible for the practical expedient provided by ASC 606, therefore the Company elected not to disclose any remaining performance obligations.

Contract Balances from Contracts with Customers

When the Company receives consideration from a customer, or such consideration is unconditionally due from a customer prior to the transfer of goods or services to the customer under the terms of a contract, the Company records a contract liability. Contract liabilities are recognized as revenue after control of the products is transferred to the customer and all revenue recognition criteria have been met. The Company classifies contract liabilities as deferred revenue. The Company had no deferred revenue as of March 31, 2020 or December 31, 2019.

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  Contract assets are transferred to accounts receivable when the rights become unconditional.  The Company had no contract assets as of March 31, 2020 or December 31, 2019.

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

5. Inventory

Inventories are stated at the lower of cost or net realizable value, net of reserve for excess and obsolete inventory, if applicable, and cost is determined using the average-cost method. The following table reflects the components of inventory as of March 31, 2020 and December 31, 2019:

	March 31	December 31,
(in thousands)	2020	2019
Raw materials	$1,548	$1,257
Work in process	2,665	4,864
Finished goods	6,068	2,928
Total	$10,281	$9,049

There was no reserve for excess and obsolete inventory as of March 31, 2020 or December 31, 2019.

6. Intangible Assets and Goodwill

The following table reflects the balance of the intangible assets of the Company as of March 31, 2020:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
INDOCIN product rights	$90,106	$(11,680)	$78,426	7.84
SPRIX Nasal Spray product rights	31,900	(4,135)	27,765	7.84
OXAYDO product rights	1,300	(506)	794	1.84
Goodwill	53,917	—	53,917	N/A
Total	$177,223	$(16,321)	$160,902

The following table reflects the balance of the intangible assets of the Company as of December 31, 2019:

	Gross		Net	Remaining Useful
	Intangible	Accumulated	Intangible	Life
(in thousands)	Assets	Amortization	Assets	(in years)
INDOCIN product rights	$90,106	$(9,178)	$80,928	8.09
SPRIX Nasal Spray product rights	31,900	(3,249)	28,651	8.09
OXAYDO product rights	1,300	(397)	903	2.09
Goodwill	58,747	—	58,747	N/A
Total	$182,053	$(12,824)	$169,229

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

Goodwill is calculated as the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets pursuant to ASC 852 Reorganizations. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or when a triggering event occurs that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. A reporting unit is the same as, or one level below, an operating segment. The Company’s operations are currently comprised of a single, entity wide reporting unit.

On January 31, 2019, the Company recognized $58.7 million of goodwill as a result of fresh start accounting adjustments.  See Note 3—Fresh Start Accounting for additional details.

On March 16, 2020, the Company entered into a Merger Agreement with Assertio. The execution of the merger agreement, which included an estimated merger consideration value, triggered the testing of goodwill for impairment and as a result, an impairment charge of $4.8 million was recognized during the three months ended March 31, 2020.

7. Accrued Expenses

The following table reflects the components of accrued expenses for the periods indicated:

(in thousands)	March 31,	December 31,
	2020	2019
Sales allowances	$41,902	$38,615
Interest	5,739	2,520
Payroll and related	2,410	3,086
Professional services	1,415	656
Restructuring	1,267	1,659
Sales and marketing	910	683
Manufacturing services	313	426
Royalties	232	493
Other	1,122	2,219
	$55,310	$50,357

8. Debt

Successor Company Debt

The following table reflects the Successor Company’s debt as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
(in thousands)
Series A-1 Notes	$50,000	$50,000
Series A-2 Notes	45,000	45,000
Royalty rights obligation	5,366	5,236
Credit agreement	5,000	5,000
Interim promissory note	3,375	4,500
	108,741	109,736
Unamortized debt discounts	(4,741)	(5,007)
Unamortized deferred financing fees	(719)	(792)
Carrying value	103,281	103,937
Less: current portion of long-term debt	(7,797)	(8,177)
Net, long-term debt	$95,484	$95,760

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

The Royalty Rights were determined to be a freestanding element with respect to the 13% Notes and the Company is accounting for the Royalty Rights obligation relating to future royalties as a debt instrument.  The Company has Royalty Rights obligations of $5.4 million as of March 31, 2020, which are classified as current and non-current debt in the Company’s Consolidated Balance Sheets.

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

Pursuant to the Credit Agreement, the Company and its subsidiaries must also comply with certain customary affirmative covenants, such as furnishing financial statements to the Lenders, and negative covenants, including limitations on the following: incurring debt; issuing preferred and/or disqualified stock; paying dividends, repurchasing shares and, under certain conditions, making certain other restricted payments; prepaying, redeeming or purchasing subordinated debt; conducting a merger or consolidation involving the Company; engaging in certain transactions with affiliates; disposing of assets under certain circumstances; and making certain investments, in each case, other than those permitted by the Credit Agreement. In addition, commencing with the fiscal quarter ending on December 31, 2019, the Company must maintain a minimum level of consolidated liquidity, based on unrestricted cash on hand and availability under any revolving credit facility, equal to the greater of (1) the quotient of the outstanding principal amount of the senior secured notes issued pursuant to the Indenture divided by 9.5 and (2) $7,500,000. As of March 31, 2020 the Company’s minimum level of consolidated liquidity is $10.0 million.

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

The following table reflects unamortized discounts and deferred financing fees on Successor Company debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Deferred		Deferred
(in thousands)	Discounts	Financing Fees	Discounts	Financing Fees
Series A-1 Notes, interest holiday	$1,469	$—	$2,297	$—
13% Notes, Royalty Rights Obligation	3,129	—	2,553	—
Credit agreement	143	719	157	792
	$4,741	$719	$5,007	$792

The following table reflects the Company’s estimated future principal payments as of March 31, 2020, and excludes payments to be made under the Royalty Rights Obligation, which are included in the carrying value of the Company’s current and non-current debt on the Company’s Consolidated Balance Sheet as of March 31, 2020:

(in thousands)
Remainder of 2020	$5,678
2021	6,006
2022	12,237
2023	10,111
2024	69,343

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

9. Leases

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

The following table reflects the components of lease expense as of the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019

Operating lease expense:
Fixed lease cost	$250	$139	$69
Total operating lease expense	$250	$139	$69

The following table reflects supplemental balance sheet information related to leases as of March 31, 2020:

		Successor
(in thousands)	Location in Balance Sheet	As of March 31, 2020
Operating leases
Operating lease ROU asset	ROU asset - operating lease	$2,479

Current operating lease liabilities	Other current liabilities	1,007
Non-current operating lease liabilities	Other liabilities	1,759
Total operating lease liability		$2,766

The following table reflects supplement lease term and discount rate information related to leases as of March 31, 2020:

	Successor
	As of March 31, 2020

Weighted-average remaining lease term	2.70	years

Weighted-average discount rate	8.00%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$317	$211	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	2,478

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2020:

(in thousands)
2020 (excludes the three months ended March 31, 2020)	$956
2021	1,227
2022	634
2023	233
Thereafter	—
Total lease payments	3,050
Less: Imputed interest	(284)
Total minimum lease payments	$2,766

10. Stockholders’ Equity

Successor

Preferred Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2020, there were no preferred shares outstanding.

Common Stock

The Successor Company’s certificate of incorporation authorizes it to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2020, there were 9,591,957 shares issued and outstanding. Outstanding shares were issued to holders of Predecessor first lien obligations and convertible notes claims of 4,774,093 shares and Iroko and its affiliates of 4,586,875 shares.

Amended and Restated Charter and Bylaws

On February 1, 2019, in accordance with the Plan, the Company’s Fourth Amended and Restated Certificate of Incorporation (as amended and restated, the “A&R Charter”) was filed with the Secretary of State of the State of Delaware, at which time the A&R Charter became effective.  Among other things, the A&R Charter decreased the number of shares of authorized common stock of the Company from 275,000,000 to 100,000,000 and decreases the maximum number of directors that may serve on the Company’s Board of Directors to seven.

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

11. Fair Value Measurements

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

Acquisition-related contingent consideration - As of March 31, 2020, the Company had obligations to make contingent payment consideration for future royalties to Iroko based upon annual INDOCIN product net sales over $20.0 million. Pursuant to the Iroko Products Acquisition, the Company recorded the acquisition-date fair value of these contingent liabilities, based on the likelihood of contingent earn-out payments. The earn-out payments are subsequently remeasured to fair value each reporting date.  The Company classified the acquisition-related contingent consideration liabilities to be settled in cash as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration.

The following table reflects fair value hierarchy information about each major category of the Company’s financial assets and liabilities measured, at fair value on a recurring basis, for the periods indicated:

(in thousands)	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$77	$—	$—	$77
Total assets	$77	$—	$—	$77

Liabilities
Acquisition-related contingent consideration	$—	$—	$20,300	$20,300
Total liabilities	$—	$—	$20,300	$20,300

(in thousands)	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (money market funds)	$76	$—	$—	$76
Total assets	$76	$—	$—	$76

Liabilities
Acquisition-related contingent consideration	$—	$—	$17,900	$17,900
Total liabilities	$—	$—	$17,900	$17,900

The following table reflects a rollforward of our Level 3 liabilities:

(in thousands)

Balance at December 31, 2019	$17,900
Payments made during the period	(1,600)
Change in fair value of contingent consideration	4,000
Balance at March 31, 2020	$20,300

The fair value of the contingent consideration was determined on the date of acquisition, January 31, 2019, using an option pricing model under the income approach based on estimated Indocin revenues over 10 years, and discounted to present value at a rate of 15.5%. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The valuation inputs utilized to estimate the fair value of the contingent consideration as of March 31, 2020 included a weighted average cost of capital of 17.5% and updated projections of future Indocin revenues. The change in fair value of the contingent consideration during the three months ended March 31, 2020 was due primarily to the passage of time and improved revenue forecasts as there were no other significant changes in the key assumptions during the period.

12. Net (Loss) Income Per Common Share

On the Effective Date the Predecessor Company's equity was cancelled and new equity was issued. Additionally, the Predecessor Company's 5.50% and 6.50% Convertible Notes were cancelled. See Note 10 – Stockholders' Equity and Note 15 – Reorganization Items for further details.

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

The following table reflects the computation of basic and diluted weighted average shares outstanding and net income (loss) per share for the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands, except share and per share data)	March 31, 2020	March 31, 2019	January 31, 2019

Basic and diluted net income (loss) per common share calculation:
Net (loss) income per share of common stock—basic and diluted	$(18,239)	$(10,483)	$107,240
Weighted average common stock outstanding	14,443,541	14,333,332	56,547,101
Net (loss) income per share of common stock—basic and diluted	$(1.26)	$(0.73)	$1.90

13. Stock-Based Compensation

Successor

2019 Stock-Based Incentive Compensation Plan

In March 2019, the Company adopted its 2019 Stock-Based Incentive Compensation Plan (the “2019 Stock Plan”) for the benefit of employees, non-employee directors and consultants of the Company and its subsidiaries and affiliates. The 2019 Stock Plan is designed to attract and retain valued employees, consultants and non-employee directors by offering them a greater stake in the Company’s success and a closer identity with it, and to encourage ownership of the Company’s stock by such persons. Additionally, in March 2020, the Board approved and adopted an amendment to the 2019 Stock Plan increasing the shares available for issuance by 1,300,000 shares and merging the pools of shares reserved for issuance under the 2019 Stock Plan. The 2019 Stock Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). In the discretion of the Compensation Committee, the right of a 2019 Stock Plan participant to exercise or receive a grant or settlement of any award, and the timing thereof, may be subject to performance goals as may be specified by the Compensation Committee. Awards granted to executives that are forfeited or otherwise terminate will once again be available for issuance to executives under the 2019 Stock Plan. Similarly, awards granted to persons other than executives that are forfeited or otherwise terminate will once again be available for issuance to persons who are not executives under the Stock Plan. Any award granted under the 2019 Stock Plan, including a common stock award, will be subject to mandatory repayment by the participant to the Company pursuant to the terms of any “clawback” or recoupment policy that is directly applicable to the 2019 Stock Plan and set forth in an award agreement or as required by applicable law.

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

Treatment of Options and Other Equity-Based Awards and Warrants if Proposed Merger Agreement becomes Effective

In accordance with terms of the March 16, 2020 Merger Agreement, each outstanding option to purchase shares of the Company’s Common Stock granted under 2019 Stock Plan shall cease to represent a right to acquire shares of Company Common Stock and shall be converted into an option to purchase shares of Parent Common Stock on the same terms and conditions with (1) the number of shares of Parent Common Stock subject to each such option equal to (i) the number of shares of Company Common Stock subject to the corresponding Company option immediately prior to the Merger Effective Time multiplied by (ii) the Exchange Ratio, rounded, if necessary, to the nearest whole share of Parent Common Stock and (2) an exercise price per share (rounded to the nearest whole cent) proportionally adjusted as set forth in the Merger Agreement. Additionally, each outstanding time-based restricted stock unit granted under the 2019 Stock Plan shall be cancelled and Parent shall deliver to each former holder of any such cancelled Company Restricted Stock Unit a number of shares of fully vested Parent Common Stock (rounded to the nearest whole number) equal to the product of (i) the Exchange Ratio, and (ii) the number of shares of Company Common Stock covered by such Company Restricted Stock Unit, subject to reduction for any Taxes withheld pursuant the Merger Agreement. Each outstanding performance-based restricted stock unit granted under the 2019 Stock Plan shall be cancelled and, in exchange therefor, Parent shall deliver to each former holder of each award of Company Performance Stock Units a number of shares of fully vested Parent Common Stock (rounded to the nearest whole number) equal to the product of (i) the Exchange Ratio and (ii) the number of shares of Company Common Stock covered by such Company Performance Stock Unit, subject to reduction for any Taxes withheld pursuant to the Merger Agreement.

Shares Reserved for Future Issuance Under the 2019 Plan

The following table reflects the Company’s shares that are reserved under its 2019 Stock Plan as of March 31, 2020:

Shares initially reserved under the 2019 Plan	2,150,000
Additional shares reserved under the 2019 Plan	1,300,000
Time-based restricted stock units granted under the 2019 Plan	(1,420,800)
Performance-based restricted stock units granted under the 2019 Plan	(509,000)
Stock options granted under the 2019 Plan	(2,264,450)
Stock options forfeited	188,500
Restricted stock units forfeited	827,995
Remaining shares available for future grant under the 2019 Plan	272,245

The estimated grant date fair value of the Company’s stock-based awards is amortized ratably over the award’s service periods. The following table reflects stock-based compensation expense recognized for the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
	March 31, 2020	March 31, 2019	January 31, 2019
(in thousands)
General and administrative	$554	$60	$3,466
Sales and marketing	12	—	436
Research and development	—	—	223
Total stock-based compensation expense	$566	$60	$4,125

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

Performance-Based Restricted Stock Unit Award Agreement

Performance-based RSUs granted under the 2019 Stock Plan will be awarded pursuant to a performance-based restricted stock unit agreement with the Company. On March 26, 2019, the Compensation Committee approved a form of performance-based Restricted Stock Unit Award Agreement (the “Performance RSU Agreement”). The Performance RSU Agreement provides for grants of RSUs, which only vest if the Company achieves at least 75% of its 2019 Corporate Goals, as set by the Company’s Board of Directors in March 2019, with the exact number of performance-based RSUs vesting pro-rated based on the level of achievement between 75% and 100%. It was determined the 2019 Corporate Goals were attained at a 99% and accordingly the performance-based RSUs vest (i) one with 50% of the performance-based RSUs eligible for issuance on each of March 1, 2020 and March 1, 2021 and (ii) one with 100% of the performance-based RSUs eligible for issuance on March 1, 2020, in each case subject to the participant’s continued employment with the Company through each such anniversary date.  In the event of a change of control (as defined in the 2019 Stock Plan) prior to a termination of the participant’s service, any remaining unvested performance-based RSUs will vest and be settled immediately prior to the change of control.

The following table reflects the Company’s restricted stock award (RSU) activity for the periods indicated:

		Weighted-average
	Number of	Grant Date Fair
	Shares	Value per Share
Unvested as of December 31, 2019	665,000	$6.07
Granted	419,800	$1.50
Forfeited	(1,820)	$6.07
Restricted stock units released	(212,164)	$6.07
Unvested as of March 31, 2020	870,816	$3.87

During the three months ended March 31, 2020, the Compensation Committee of the Company granted time-based restricted stock units to certain executives and directors of the Company. During the three months ended March 31, 2019, the Compensation Committee of the Company granted 511,000 time-based and 509,000 performance-based RSUs to certain executive officers of the Company.

As of March 31, 2020, unrecognized stock-based compensation expense related to RSUs under the 2019 Plan was $2.9 million which will be recognized over the weighted-average remaining period of 2.4 years.

Stock Option Grants

The following table reflects the Company’s stock option grant activity for the periods indicated:

	Stock Options Outstanding
			Weighted-average
			Remaining
	Number of	Weighted-Average	Contractual
	Shares	Exercise Price	Term (in years)
Outstanding as of December 31, 2019	534,500	$2.69
Granted	1,666,950	1.62
Exercised	—	—
Forfeited or cancelled	(125,500)	2.81
Outstanding as of March 31, 2020	2,075,950	$1.82	9.8
Vested or expected to vest as of March 31, 2020	2,075,950	$1.82	9.8
Exercisable at March 31, 2020	—	$—

The per-share weighted-average grant date fair value of the stock options granted to employees during the three months ended March 31, 2020 was $1.10 per share on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions listed below.  There were no stock options granted during the Successor period February 1, 2019 through March 31, 2019.

Three months
ended
March 31, 2020

Risk-free interest rate	0.80 - 1.71%
Expected term of options (in years)	6.00
Expected volatility	80.00%
Dividend yield	—

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

As of March 31, 2020, there was $2.3 million of total unrecognized stock-based compensation expense related to stock options under the 2019 Stock Plan, which will be recognized over the weighted-average remaining period of 2.7 years.

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

14. Restructuring and Other Charges

The following table reflects the Company’s restructuring and other charges for the periods indicated:

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019

Severance	$284	$—	$776
Professional fees	—	—	23
Total restructuring and other costs	$284	$—	$799

Restructuring and other charges for the Successor three months ended March 31, 2020 reflect severance fees related to the reduction of employees. Restructuring and other charges for Predecessor period January 1, 2019 through January 31, 2019 primarily reflect severance costs related to the closure of the Denmark facility. There were no restructuring and other costs for the period February 1, 2019 through March 31, 2019.

15. Reorganization items

The following table reflects reorganization items for the periods indicated. See Note 3—Fresh Start Accounting for further details.

	Successor	Predecessor
	Period from	Period from
	February 1, 2019	January 1, 2019
	through	through
(in thousands)	March 31, 2019	January 31, 2019

Professional fees	$—	$2,612
Iroko acquisition related fees	—	2,138
Legal fees	—	713
Other reorganization expenses	—	473
Bankruptcy fees	606	42
Gain on extinguishment of debt	—	(29,976)
Revaluation of assets and liabilities	—	(91,171)
Total reorganization items	$606	$(115,169)

16. Commitments and Contingencies

Legal Proceedings

On January 27, 2017 and February 10, 2017, respectively, two putative securities class actions were filed in the U.S. District Court for the Eastern District of Pennsylvania that named as defendants Egalet Corporation and former officers Robert S. Radie, Stanley J. Musial and Jeffrey M. Dayno (the “Officer Defendants” and together with Egalet Corporation, the “Defendants”). These two complaints, captioned Mineff v. Egalet Corp. et al., No. 2:17-cv-00390-MMB and Klein v. Egalet Corp. et al., No. 2:17-cv-00617-MMB, assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired Egalet Corporation securities between December 15, 2015 and January 9, 2017 and seek damages, interest, attorneys’ fees and other expenses.  On May 1, 2017, the Court entered an order consolidating the two cases (the “Securities Class Action Litigation”) before it, appointing the Egalet Investor Group (consisting of Joseph Spizzirri, Abdul Rahiman and Kyle Kobold) as lead plaintiff and approving their selection of lead and liaison counsel.  On July 3, 2017, the plaintiffs filed their consolidated amended complaint, which named the same Defendants and also asserted claims for purported violations of Sections 10(b) and 20(a) of the Exchange Act.  Plaintiffs brought their claims individually and on behalf of a putative class of all persons who purchased or otherwise acquired shares of Egalet between November 4, 2015 and January 9, 2017 inclusive.  The consolidated amended complaint based its claims on allegedly false and/or misleading statements and/or failures to disclose information about the likelihood that ARYMO ER would be approved for intranasal abuse-deterrent labeling.  The Defendants moved to dismiss the consolidated amended complaint on September 1, 2017 (the “Motion to Dismiss”), the plaintiffs filed their opposition on October 31, 2017, and the Defendants filed their reply on December 8, 2017.  The Court heard oral arguments on the Motion to Dismiss on February 20, 2018 and entered an order pursuant to which the plaintiffs filed a motion for leave to file a second amended complaint on March 6, 2018.  The Defendants responded on March 20, 2018 and the plaintiffs filed their reply on March 27, 2018.  The Court heard oral arguments on the plaintiffs’ motion for leave to file a second amended complaint on July 12, 2018.  On August 2, 2018, the Court granted the Defendants’ Motion to Dismiss and dismissed the Securities Class Action Litigation with prejudice.  On August 31, 2018, plaintiffs filed their notice of appeal with the United States Court of Appeal for the Third Circuit.  On November 7, 2018, the Defendants filed a notice of suggestion of bankruptcy and unopposed motion to stay the appeal as to the Officer Defendants (the appeal was automatically stayed as to the Company upon the Chapter 11 filing).  On February 6, 2019, the Officer Defendants filed a Notice of Lifting of Automatic Stay of Proceedings and Discharge of Subordinated Claims, as plaintiffs’ claim against the Company was extinguished as part of the bankruptcy, which restarted the appellate process.  On April 22, 2019, plaintiffs filed their brief with the United States Court of Appeals for the Third Circuit.  Defendants filed their brief on May 22, 2019 and Plaintiffs filed their reply on June 12, 2019. On April 30, 2020, the Court of Appeals affirmed the District Court’s decision to dismiss the Securities Class Action Litigation.  The Company disputes the allegations in the lawsuit and intend to defend these actions vigorously.  The Company cannot determine the likelihood of, nor can it reasonably estimate the range of, any potential loss, if any, from these lawsuits.

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

17. Acquisitions and License and Collaboration Agreements

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

18. Income Taxes

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020. The CARES Act has significant changes to the U.S. tax law, including a five-year carryback of Net Operating Losses for tax years 2018, 2019, and 2020.  Due to the Company’s historical losses, there is no ability to carryback Net Operating Losses, and the provisions to the law are expected to have no material impact to the Company.

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

19. Subsequent Events

In response to the current business environment as impacted by COVID-19, the Company took several precautionary measures and adjusted its operational needs, including a significant reduction of expenses. As part of these measures, effective April 13, 2020, the base salaries of its management team, including the base salaries of its principal executive officer and other named executive officers, were temporarily reduced. Effective April 13, 2020, each of Todd N. Smith, President and Chief Executive Officer, and Mark Strobeck, Executive Vice President and Chief Operating Officer, took a temporary reduction in their respective base salaries of 50%. Megan Timmins, Senior Vice President, General Counsel and Secretary, and each of the other members of the management team, took a temporary reduction in their base salaries of 30%.

On April 13, 2020, the Company announced the taking of certain additional proactive steps designed to mitigate the potential financial and operational impacts of the COVID-19 pandemic. The Company implemented a reduction in force for its territory managers and temporarily reduced the salaries of its remaining territory managers by 30%. In addition, the Company’s home office employees and sales managers, other than the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer, received a temporary reduction in their base salaries of 30%. The employees on reduced salary will continue to receive employee benefits, including medical, dental and vision benefits.

These changes will be reviewed based on future operating conditions and the Company will continue to take appropriate measures to address its changing needs. Although it is difficult to reasonably determine the current impacts of the COVID-19 pandemic at this time, the Company expects the ongoing, global economic impact from the COVID-19 pandemic to have an adverse impact on its financial condition and results of operations. Accordingly, the Company will continue to take reasonable steps, including cost reduction measures, to attempt to mitigate the impact of the COVID-19 pandemic. Assertio granted a waiver in connection with these actions under the Merger Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “continue,” “seek to” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, including, but not limited to, risks related to: our ability to continue as a going concern; the impact of our bankruptcy on our business going forward, including with regard to relationships with vendors and customers; the impact of our acquisition of products from Iroko Pharmaceuticals, Inc. (together with its subsidiaries, “Iroko”), including our assumption of related liabilities, potential exposure to successor liability and credit risk of Iroko and its affiliates; our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; our current and future indebtedness;  our ability to maintain compliance with the covenants in our debt documents; our ability to obtain additional financing or to refinance our existing indebtedness; the level of commercial success of our products; our ability to execute on our sales and marketing strategy, including developing relationships with customers, physicians, payors and other constituencies; the continued development of our commercialization capabilities, including sales, marketing and market access capabilities; the rate and degree of market acceptance of any of our products and product candidates; the success of competing products that are or become available; the entry of any generic products for SPRIX Nasal Spray, Indocin suppositories or any of our other products; recently enacted and future legislation regarding the healthcare system; the difficulties in obtaining and maintaining regulatory approval of our products and product candidates, and any related restrictions, limitations and/or warnings in the product label under any approval we may obtain; the accuracy of our estimates of the size and characteristics of the potential markets for our products and our ability to serve those markets;

the performance of third parties, including contract research organizations, manufacturers, pharmacy networks, distributors and collaborators; our failure to recruit or retain key personnel, including our executive officers; regulatory developments in the United States and foreign countries; obtaining and maintaining intellectual property protection for our products and product candidates and our proprietary technology; our ability to operate our business without infringing the intellectual property rights of others; our ability to integrate and grow any businesses or products that we may acquire; the success and timing of our preclinical studies and clinical trials; litigation related to opioids and public or legislative pressure on the opioid industry; the outcome of any litigation in which we are or may be involved; the failure or delay of the Merger to be consummated; the termination of the Merger Agreement in circumstances that require us to pay Assertio a termination fee of $3.4 million or reimbursement of out-of-pocket expenses up to $1.75 million; the diversion of management’s attention from our ongoing business operations; the effect of the announcement of the Merger on our business relationships (including, without limitation, partners and customers), operating results and business generally; the obtaining of the requisite consents to the Merger, including, without limitation, the approvals of our and Assertio’s respective stockholders; the spread of epidemic, pandemic, or contagious disease; and general market conditions.

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

Our Current Business

On March 16, 2020, we entered into an the Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Assertio Therapeutics, Inc. (“Assertio”), Alligator Zebra Holdings, Inc. (“Parent”), Zebra Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”) and Alligator Merger Sub, Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (other than Excluded Shares (as defined below) and Dissenting Shares (as defined below)) will be converted into the right to receive 2.5 shares (the “Exchange Ratio”) of common stock, par value $0.0001 per share, of Parent (“Parent Common Stock”). Each share of Common Stock that is held by the Company as treasury stock or that is owned, directly or indirectly, by Parent, the Company, Merger Sub, or any subsidiary of the Company (collectively, “Excluded Shares”), immediately prior to the effective time of the Merger (the “Effective Time”) will cease to be outstanding and will be cancelled and retired and will cease to exist, and no consideration will be delivered in exchange therefor.  “Dissenting Shares” are shares of the Common Stock (other than Excluded Shares) outstanding immediately prior to the Effective Time and held by a holder who is entitled to demand and has properly demanded appraisal for such shares of the Common Stock in accordance with Section 262 of the Delaware General Corporation Law. Consummation of the Merger is subject to certain conditions to closing, including, among others: (1) requisite approvals of our and Assertio’s stockholders; (2) the absence of certain legal impediments to the consummation of the Merger; (3) the approval for listing on the Nasdaq Stock Market of the shares of Parent Common Stock to be issued as Merger consideration, (4) effectiveness of the registration statement on Form S-4 registering the shares of Parent Common Stock and other equity instruments to be issued in the Merger, (5) subject to certain exceptions, the accuracy of the representations, warranties and compliance with the covenants of each party to the Merger Agreement, and (6) Assertio, Parent and their respective Subsidiaries having minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement).  We are working toward completing the Merger as quickly as possible and currently expect to consummate the merger in the second calendar quarter of 2020.

We are a commercial-stage life science company committed to bringing differentiated products to patients and healthcare providers. We are focused on marketing our portfolio of medicines used both in and outside of the hospital by orthopedic surgeons, gynecologists, neurologists, internists, gastroenterologists, physiatrists, rheumatologists and podiatrists. Our six commercially available products include: SPRIX® (ketorolac tromethamine) Nasal Spray, ZORVOLEX® (diclofenac), INDOCIN® (indomethacin) suppositories, VIVLODEX® (meloxicam), INDOCIN oral suspension and OXAYDO® (oxycodone HCI, USP) tablets for oral use only —CII.  VIVLODEX and ZORVOLEX are SOLUMATRIX® Technology non-steroidal anti-inflammatory products. In November 2019, we divested assets related to TIVORBEX® (indomethacin), which was a SoluMatrix product, to a third party, although we continue to supply TIVORBEX tablets to that third party. In January 2020, we amended the terms of the license agreement with iCeutica. To leverage our commercial infrastructure and augment our current product portfolio, we continually seek to acquire additional late-stage product candidates or approved products to develop and/or commercialize.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in our audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, other than as noted below.

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

On March 16, 2020, the Company entered into a Merger Agreement with Assertio whereby Assertio, Parent and their respective Subsidiaries are required to have minimum cash and cash equivalents equal to $25 million in the aggregate (as calculated pursuant to the Merger Agreement) upon closing of the merger with the Company. The execution of the merger agreement triggered the testing of goodwill for impairment and as a result, an impairment charge of $4.8 million was recognized during the three months ended March 31, 2020.

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

Results of Operations

Comparison of the three months ended March 31, 2020 (successor) to the period from February 1, 2019 through March 31, 2019 (Successor) and the period from January 1, 2019 through January 31, 2019 (Predecessor)

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019	Change
Revenue
Net product sales	$19,066	$15,810	$1,775	$1,481
Total revenue	19,066	15,810	1,775	1,481

Costs and Expenses
Cost of sales (excluding amortization of product rights)	3,444	12,461	554	(9,571)
Amortization of product rights	3,497	2,332	171	994
General and administrative	7,474	3,365	5,413	(1,304)
Sales and marketing	9,972	5,131	2,773	2,068
Research and development	—	5	186	(191)
Restructuring & other charges	284	—	799	(515)
Change in fair value of contingent consideration payable	4,000	200	—	3,800
Impairment of goodwill	4,830	—	—	4,830
Total costs and expenses	33,501	23,494	9,896	111
Loss from operations	(14,435)	(7,684)	(8,121)	1,370

Other (income) expense:
Interest expense, net	3,808	2,193	(52)	1,667
Other gain	—	—	(140)	140
Loss (gain) on foreign currency exchange	(4)	—	—	(4)
Total other (income) expense	3,804	2,193	(192)	1,803
Reorganization items	—	606	(115,169)	114,563
Net (loss) income	$(18,239)	$(10,483)	$107,240	$(114,996)

Net product sales

Net product sales increased $1.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net product sales for the three months ended March 31, 2020 consisted of $11.9 million for INDOCIN products, $5.7 million for SPRIX Nasal Spray, $0.9 million for the SOLUMATRIX products, and $0.6 million for OXAYDO.  Net product sales for the three months ended March 31, 2019 consisted of $7.5 million for INDOCIN products, $5.2 million for SPRIX Nasal Spray, $3.8 million for the SOLUMATRIX products, and $1.1 million for OXAYDO.

Cost of sales (excluding amortization of product rights)

Cost of sales (excluding amortization of product rights) decreased by $9.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies during the three months ended March 31, 2020.

Cost of sales for SPRIX Nasal Spray, OXAYDO, SOLUMATRIX products and INDOCIN products reflects the fair value of finished goods inventory for the period from February 1, 2019 to March 31, 2019.

Cost of sales for SPRIX Nasal Spray and OXAYDO reflect the average cost of inventory shipped to wholesalers and specialty pharmaceutical companies from January 1, 2019 to January 31, 2019.

Amortization of product rights

Amortization of product rights increased $1.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Amortization of product rights relates to the INDOCIN, OXAYDO and SPRIX Nasal Spray intangible assets. The increase was due to the acquisition on January 31, 2019 of the INDOCIN product rights that were valued at $90.1 million and the increase in the value of the SPRIX Nasal Spray intangible assets to $31.9 million, offset in part by a decrease in the value of OXAYDO, as a result of a Fresh Start Accounting adjustment.

General and administrative expenses

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019	Change

Legal, accounting, tax and insurance	$2,664	$599	$204	$1,861
Salary and related benefits and employee costs	2,005	1,319	839	(153)
Other professional fees including public company costs	668	352	106	210
Regulatory and related	651	490	503	(342)
Stock compensation	554	60	3,466	(2,972)
Intellectual property	234	11	3	220
Other general and administrative costs	698	534	292	(128)
Total general and administrative expenses	$7,474	$3,365	5,413	$(1,304)

General and administrative expenses decreased $1.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to lower stock-based compensation expense of $3.0million partially offset by an increase in legal, accounting, tax and insurance expense of $1.9 million. Increased legal is attributed to the pending merger with Assertio. Unamortized stock-based compensation expense of $3.5 million was recognized on January 31, 2019 as a result of the reorganization.

Sales and marketing expenses

	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
(in thousands)	March 31, 2020	March 31, 2019	January 31, 2019	Change

Salary and related benefits and employee costs	$5,814	$3,436	$1,410	$968
Promotional and marketing programs	3,086	1,279	657	1,150
Other professional fees including consultants	438	159	65	214
Stock compensation	12	—	444	(432)
Other sales and marketing expenses	622	257	197	168
Total sales and marketing expenses	$9,972	$5,131	2,773	$2,068

Sales and marketing expenses increased $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was primarily due to higher promotional and marketing program expenses of $1.1 million and higher employee compensation costs of $1.0 million.

Research and development expenses

Research and development expenses decreased by $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  This decrease was driven by a discontinuation of costs that did not directly support the growth of our commercial business.

Restructuring and other charges

Restructuring and other charges of $0.3 million for the three months ended March 31, 2020 reflect costs of severance payments related to the reduction of personnel.

Restructuring and other charges of $0.8 million for the three months ended March 31, 2019 reflect costs of severance payments related to the reduction of executive officers and a reduction in force in our Denmark facility in January 2019.

Change in fair value of acquisition-related contingent consideration

Acquisition-related contingent consideration, which consists of our future royalty obligations to Iroko based upon annual INDOCIN product net sales over $20.0 million, was recorded on the acquisition date, January 31, 2019, at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured quarterly. The change in fair value of the acquisition-related contingent consideration during the three months ended March 31, 2020 was $4.0 million and was primarily attributable to higher revenue projections and a decrease in the applicable discount rate.

Interest expense

Interest expense increased by $1.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest on Successor debt began on January 31, 2019. The interest expense of $3.8 million for the three months ended March 31, 2020 includes non-cash interest and amortization of debt discount totaling $0.3 million.  The interest expense of $2.1 million for the three months ended March 31, 2019 includes non-cash interest and amortization of debt discount totaling $1.2 million.

Reorganization items

Reorganization items of $114.6 million for the three months ended March 31, 2019 consisted of a gain on the revaluation of assets and liabilities of $91.2 million, a gain on extinguishment of debt of $30.0 million and fees of $6.63 million related to the bankruptcy and Iroko Products Acquisition.

Provision (benefit) for income taxes

We had no provision nor benefit for income taxes for the three months ended March 31, 2020 and 2019 since we have been in a full valuation allowance for federal and state purposes.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generally negative cash flows from our operations. We incurred net loss of $18.2 million, net loss of $10.5 million and net income of $107.2 million for the three months ended March 31, 2020, the period from February 1, 2019 through March 31, 2019 and the period from January 1, 2019 through January 31, 2019, respectively. Our operating activities provided $5.3 million of cash during the three months ended March 31, 2020, used $16.4 million for the period from February 1, 2019 through March 31, 2019 and provided $0.8 million of cash for the period from January 1, 2019 through January 31, 2019.  At March 31, 2020 we had an accumulated deficit of $64.9 million, a working capital deficit of $32.8 million and cash, cash equivalents and restricted cash totaling $14.9 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020, the period from February 1, 2019 through March 31, 2019 and the period from January 1, 2019 through January 31, 2019:

(in thousands)	Successor		Predecessor
		Period from	Period from
	Three months	February 1, 2019	January 1, 2019
	ended	through	through
	March 31, 2020	March 31, 2019	January 31, 2019
Net cash provided by (used in):
Operating activities	$5,326	$(16,400)	$822
Investing activities	(3)	4,991	—
Financing activities	(2,815)	4,775	(19,104)
Effect of foreign currency translation on cash	69	(26)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,577	$(6,660)	$(18,276)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 of $5.3 million was primarily due to the net loss of $18.2 million.  The net loss was partially offset by non-cash adjustments of $3.7 million related to depreciation and amortization expense, $4.8 million related to impairment of goodwill, and $4.0 million due to the change in fair value of contingent consideration. Net cash inflows from changes in operating assets and liabilities of $9.8 million consisted of an increase in accounts receivable of $5.4 million, an increase in inventory of $1.2 million, offset by an increase in accounts payable of $10.3 million and an increase in accrued expenses of $5.0 million.

Net cash used in operating activities for the period from February 1, 2019 through March 31, 2019 was $16.4 million and consisted primarily of a net loss of $10.5 million.  The net loss was partially offset by $2.5 million in depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities of $9.7 million consisted of an increase in accounts receivable of $35.8 million, offset by decrease in inventory of $10.6 million and an increase in accrued expenses of $12.1 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $2.8 million for the three months ended March 31, 2020 and consisted of payments of contingent consideration and payments on the interim promissory note.

Net cash provided by financing activities was $4.8 million for the period from February 1, 2019 through March 31, 2019 and consisted of net proceeds from the Highbridge Credit Agreement, net of principal repayments.

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

Going Concern

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $14.9 million. Even though we have emerged from bankruptcy and have funds available under the Credit Agreement, we continue to have significant indebtedness and our ability to continue as a going concern is contingent upon the successful integration of the Iroko Products Acquisition, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements.  We cannot be certain that these initiatives will be successful.

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

The unaudited financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to successfully integrate the Iroko Products into our business, increasing our revenue, managing our expenses and complying with the terms of our new debt agreements. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Purchase Commitments

(in thousands)	Payments Due By Period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Operating lease obligations (1)	$3,049	$1,276	$1,657	$116	$—
13% Series A-1 Notes (2)	72,638	7,736	18,803	46,099	—
13% Series A-2 Notes (3)	65,374	6,963	16,922	41,489	—
Promissory Note (4)	3,894	3,894	—	—	—
Credit agreement (5)	6,010	513	5,497	—	—
Supply Agreement - Cosette Pharmaceuticals (6)	6,480	6,480	—	—	—
Supply Agreement - Catalent (7)	1,000	500	500	—	—
Supply Agreement - JHS (8)	3,600	1,440	2,160	—	—
Total	$162,045	$28,802	$45,539	$87,704	$—

(1)

Operating lease obligations reflect our obligation to make payments in connection with the leases for our vehicles, office space and office equipment. The vehicle lease expires in June 2023 and the office lease expires on February 28, 2022.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk related to changes in interest rates. As of March 31, 2020, we had cash, cash equivalents and restricted cash of $14.9 million. As of December 31, 2019, we had cash, cash equivalents and  restricted cash of $12.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (“PEO”)/principal financial officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our management, including our PEO/PFO, concluded that as of March 31, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our PEO/PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period from January 1, 2020 through March 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 16 - Commitments and Contingencies—Legal Proceedings in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report on Form 10-K”). There were no changes in our Risk Factors from those we previously disclosed in our Annual Report on Form 10-K, other than the following:

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 outbreak, or the perception of their effects, could negatively affect various aspects of Zyla's business, including its workforce and supply chain, which could have a material adverse effect on its financial condition, results of operation or cash flows.

       Zyla's operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on Zyla's business results and financial condition.

       Zyla is also susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing COVID-19 outbreak. Outbreaks of epidemic, pandemic, or contagious diseases, such as the COVID-19 virus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease could also negatively disrupt Zyla's business. Business disruptions could include disruptions or restrictions to Zyla's workforce, including Zyla's ability to educate HCPs in person regarding its products, any restrictions on or decline in the use of its products due to the recommendations relating to the treatment of such disease, on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of its suppliers and their contract manufacturers (and the resulting impact on production or its products), and a reduction in business hours. For example, the ongoing COVID-19 outbreak has required Zyla's sales representatives to work from home and has prevented them from the usual practice of calling on physicians and healthcare providers in person in a healthcare setting. Any disruption of Zyla's suppliers and contract manufacturers or its customers would likely adversely impact its cash flow, sales and operating results. Alternate sources may not be available or may result in delays in shipments to Zyla from its suppliers and subsequently to Zyla's customers. Moreover, if Zyla's customers' businesses are similarly affected or if non-essential medical procedures are delayed, HCPs may not write prescriptions for Zyla's products and/or Zyla's customers might delay or reduce purchases from Zyla. In particular, the ongoing COVID-19 outbreak has caused elective surgeries to be cancelled or postponed and Zyla expects this to impact sales of certain Zyla products that are prescribed for pain management following surgery. If Zyla's operations are curtailed, it may need to seek alternate sources of supply for services and staff, which may be more expensive. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for Zyla's products, the value of its Common Stock and Zyla's liquidity and access to capital. The extent to which COVID-19 impacts Zyla's operations or those of its third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While Zyla carries insurance for certain business interruption events, it does not carry sufficient business interruption insurance to compensate for all losses that may occur during significant business interruptions. Any losses or damages Zyla incurs could have a material adverse effect on its financial results and its ability to conduct business as expected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month 1 January 1, 2020 – January 31, 2020	N/A	N/A	N/A	N/A
Month 2 February 1, 2020 – February 29, 2020	N/A	N/A	N/A	N/A
Month 3 (1) March 1, 2020 – March 31, 2020	58,090	$1.55	N/A	N/A
Total	58,090	$1.55	N/A	N/A

(1)

Consists of shares withheld to pay taxes on behalf of our employees in connection with the vesting of restricted stock units granted under the Company’s Amended and Restated 2019 Stock-Based Incentive Compensation Plan.  These shares may be deemed to be “issuer purchases” of shares.

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

2.4

Agreement and Plan of Merger, dated as of March 16, 2020 by and among Zyla Life Sciences, Alligator Zebra Holdings, Inc., Assertio Therapeutics, Inc., Zebra Merger Sub, Inc. and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2020).

3.1

Fourth Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Securites and Exchange Commission on February 1, 2019).

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

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019).

4.2

Indenture, dated as of January 31, 2019, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

4.3	Form of Iroko Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

4.4	Form of Non-Iroko Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019).

4.5

Promissory Note, dated as of January 31, 2019, by and between the Company and Iroko Pharmaceuticals Inc. (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K filed with the Securities and Exchange Commission on February 1, 2019).

10.1

Form of Consent to First Supplemental Indenture (incorporated by reference to Exhibit 99.1 to Zyla Life Science’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2020).

10.2

Second Amended and Restated Nano-Reformulated Compound License Agreement dated January 27, 2020 among iCeutica Inc., iCeutica Pty Ltd., and Zyla Life Sciences US Inc. (incorporated by reference to Exhibit 10.9 to Zyla Life Science’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020).*

10.3

Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020).+

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

2.4

Agreement and Plan of Merger, dated as of March 16, by and among Zyla Life Sciences, Alligator Zebra Holdings, Inc., Assertio Therapeutics, Inc., Zebra Merger Sub, Inc. and Alligator Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Zyla Life Science’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2020).

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

10.1

Form of Consent to First Supplemental Indenture (incorporated by reference to Exhibit 99.1 to Zyla Life Science’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2020).

10.2

Second Amended and Restated Nano-Reformulated Compound License Agreement dated January 27, 2020 among iCeutica Inc., iCeutica Pty Ltd., and Zyla Life Sciences US Inc. (incorporated by reference to Exhibit 10.9 to Zyla Life Science’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020).*

10.3

Amended and Restated 2019 Stock-Based Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.27 to Zyla Life Science’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020).+

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

Date: May 14, 2020

ZYLA LIFE SCIENCES

	By:	/s/ Todd N. Smith
Todd N. Smith
President and Chief Executive Officer and Principal Financial Officer